Form 10-Q
period 2021-06-30
International Media Acquisition Corp.
filed 2021-09-13
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40687

INTERNATIONAL MEDIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1627460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1604 US Highway 130 N Brunswick, NJ 08902
(Address of principal executive offices and zip code)

(212) 960-3677
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IMAQ	The Nasdaq Stock Market LLC
Warrants	IMAQW	The Nasdaq Stock Market LLC
Rights	IMAQR	The Nasdaq Stock Market LLC
Units	IMAQU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of September 10, 2021, there were 23,796,900 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)	1

	Condensed Balance Sheet as of June 30, 2021	1

	Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021	2

	Condensed Statement of Changes in Stockholder’s Equity for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021	3

	Condensed Statement of Cash Flows for the period from January 15, 2021 (inception) through June 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	21

Item 4.	MINE SAFETY DISCLOSURES	21

Item 5.	OTHER INFORMATION	21

Item 6.	EXHIBITS	22

SIGNATURES		23

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2021

(UNAUDITED)

ASSETS
Current asset - cash	$25,778
Deferred offering costs	498,439
Total Assets	$524,217

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued expenses	$1,000
Accrued offering costs	97,069
Promissory notes - related party	403,537
Total Liabilities	501,606

Commitments (see Note 6)

Stockholder’s Equity
Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(2,389)
Total Stockholder’s Equity	22,611
Total Liabilities and Stockholder’s Equity	$524,217
(1) Includes up to 750,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On August 6, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from
		January 15, 2021
	Three Months Ended	(Inception) Through
	June 30,	June 30,
	2021	2021
Formation and operating costs	$864	$2,389
Net loss	$(864)	$(2,389)

Weighted average shares outstanding, basic and diluted(1)	5,000,000	5,000,000
Basic and diluted net loss per common share	$—	$—

(1) Excludes up to 750,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On August 6, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 15, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(1,525)	(1,525)

Balance at March 31, 2021	5,750,000	575	24,425	(1,525)	23,475

Net loss	—	—	—	(864)	(864)

Balance at June 30, 2021	5,750,000	$575	$24,425	$(2,389)	$22,611

(1) Includes up to 750,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On August 6, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,389)
Changes in operating assets and liabilities
Accrued expenses	1,000
Net cash used in operating activities	$(1,389)

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	265,000
Repayment of promissory notes - related party	(50,000)
Offering costs paid	(187,833)
Net cash provided by financing activities	$27,167

Net Change in Cash	25,778
Cash — Beginning of period	—
Cash — End of period	$25,778

Non-cash investing and financing activities
Deferred offering included in accrued offering costs	$97,069
Deferred offering costs included in promissory notes - related party	$188,537
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

International Media Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 15, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region (excluding China) for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 28, 2021. On August 2, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 714,400 units (the “Private Units” and, with respect to the common stock included in the Private Units, the “Private Shares”) at a price of $10.00 per Private Unit in a private placement to Content Creation Media LLC (the “Sponsor”), generating gross proceeds of $7,144,000, which is described in Note 4.

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any (see Note 6). On August 3, 2021, the underwriters fully exercised the over-allotment option and, on August 6, 2021, purchased an additional 3,000,000 Units (the “Over-Allotment Units”), generating gross proceeds of $30,000,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 82,500 units (the “Over-Allotment Private Units”) at a purchase price of $10.00 per unit in a private placement to the Sponsor, generating gross proceeds of $825,000.

Upon closing of the Initial Public Offering, the sale of the Private Units, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Units, a total of $230,000,000 was placed in a trust account (the “Trust Account”) and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval and assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the other holders (together, the “initial stockholders”) of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares , their Private Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the other initial stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor and the other initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights and warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2021, the Company had $25,778 in cash and a working capital deficit of $475,828. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 29, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 2, 2021, August 6, 2021 and August 11, 2021. The interim results for the period from January 15, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. At that time, Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. offering costs associated with the common stock issued were charged to stockholders’ equity.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 15, 2021 (inception) through June 30, 2021.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on July 28, 2021. On August 2, 2021, the Company completed its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consisted of one share of common stock, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder to receive one-twentieth of one share of common stock at the closing of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any (see Note 6). On August 6, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 3,000,000 Over-Allotment Units, generating gross proceeds of $30,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 714,400 units at a price of $10.00 per Private Unit ($7,144,000 in the aggregate). Each Private Unit consists of one share of common stock, one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder to receive one-twentieth of one share of common stock at the closing of a Business Combination (see Note 8). Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The proceeds from the Private Units was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Rights and Private Warrants.

Simultaneously with the closing of the exercise of the over-allotment option (see Note 6), the Company consummated the sale of 82,500 Over-Allotment Private Units at a purchase price of $10.00 per unit in a private placement to the Sponsor, generating gross proceeds of $825,000.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 share of common stock (the “Founder Shares”). The outstanding Founder Shares include an aggregate of up to 750,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the Private Units and underlying securities and assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). On August 6, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of an initial Business Combination, or earlier in each case if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Notes — Related Party

On February 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Initial Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021 and June 17, 2021, the Company issued additional unsecured promissory notes to the Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note,” the “Promissory Notes”), pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The Promissory Notes were non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, there was $403,537 outstanding under the Promissory Notes. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the initial public offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering, the holders of the Founder Shares, the Private Units and any units that may be issued upon conversion of Working Capital Loans or extension loans (and any securities underlying the Private Units or units issued upon conversion of the Working Capital Loans or extension loans) are entitled to certain registration rights. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 6, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering and full exercise of the over-allotment option. In addition, $0.35 per Unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, the Company has granted Chardan Captial Markets, LLC, for a period of 18 months after the date of the consummation of its Business Combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the Company’s Initial Public Offering.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Management Consulting Agreement

The Company has engaged Ontogeny Capital L T D (“Ontogeny”) to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for the Company. The Company paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the initial confidential filing of the Company’s registration statement. The Company paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering. In addition, upon the consummation of the Company’s initial Business Combination, the Company has agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services.

NOTE 7. WARRANTS

As of June 30, 2021, there were no Public Warrants or Private Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration the Securities Act.

No Public Warrants will be exercisable and the Company will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the shares of common stock issuable upon exercise of the warrants is current and the shares of common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot guarantee that it will be able to do so and, if the Company does not maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the shares of common stock issuable upon the exercise of the warrants is not current or if the shares of common stock are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

If the Company calls the Public Warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value by (y) the fair market value. The fair market value shall mean the volume weighted average trading price of our common stock for the 20 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise its option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors, including the price of the Company’s shares of common stock at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share (with such issue price or effective issue price to be determined in good faith by the board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination, and (z) the volume weighted average trading price of the Company’s shares of common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Price”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Price.

The Private Units are identical to the Units sold in the Initial Public Offering, except the Private Units and their component securities will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions. Additionally, Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The Company accounts for the 23,796,900 warrants issued in connection with the Initial Public Offering and exercise of the underwriters’ over-allotment option (including 23,000,000 Public Warrants and 796,900 Private Warrants) in accordance with the guidance contained in ASC 815-40. The Public Warrants qualify for equity treatment under ASC 815-40. Such guidance provides that because the Private Warrants do not meet the criteria for equity treatment thereunder, each Private Warrant must be recorded as a liability at fair value.

The accounting treatment for derivative financial instruments requires that the Company record the Private Warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering and subsequently at the end of each reporting period. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock — As of June 30, 2021, the Company had no authorized, issued, or outstanding shares of preferred stock. On July 28, 2021, in connection with the Initial Public Offering, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Common stock — As of June 30, 2021, the Company was authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. On July 28, 2021, in connection with the Initial Public Offering, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Holders of common stock are entitled to one vote for each share. As of June 30, 2021, there were 5,750,000 shares of common stock issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Units and underlying securities and assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On August 6, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-twentieth (1/20) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of a share underlying each right upon consummation of the Business Combination.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these condensed financial statements in relation to the Initial Public Offering (see Note 3), private placement (see Note 4), Promissory Notes (see Note 5), and underwriters’ exercise of the over-allotment option (see Note 6), the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to International Media Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Content Creation Media LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 15, 2021 in Delaware and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination.” We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination, our shares, debt or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination:

●	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our common stock, rights and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $864, which resulted entirely from formation and operating costs.

For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of $2,389, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

For the period from January 15, 2021 (inception) through June 30, 2021, net cash used in operating activities was $1,389, which was due to our net loss of $2,389, offset in part by the change in accrued expenses of $1,000.

For the period from January 15, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $27,167, which was due to proceeds from promissory notes - related party of $265,000, offset in part by offering costs paid of $187,833, and repayment of the promissory notes - related party of $50,000.

As of June 30, 2021, we had $25,778 in our operating bank account.

On August 2, 2021, we consummated the Initial Public Offering of 20,000,000 units, at $10.00 per unit, generating gross proceeds of $200,000,000. Each unit consisted of one share of common stock, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder to receive one-twentieth of one share of common stock at the closing of our initial business combination. Each Public Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 714,400 units (the “Private Units”) at a price of $10.00 per unit ($7,144,000 in the aggregate). Each Private Unit consists of one share of common stock, one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder to receive one-twentieth of one share of common stock at the closing of our initial business combination. Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share.

The proceeds from the Private Units was added to the proceeds from the Initial Public Offering to be held in the trust account. If we do not complete our initial business combination within 12 months (or up to 18 months if our time to complete a business combination is extended), the proceeds of the sale of the Private Units will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the rights and warrants included in the Private Units.

We granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. On August 3, 2021, the underwriters fully exercised the over-allotment option and, on August 6, 2021, purchased an additional 3,000,000 units (the “Over-Allotment Units”), generating gross proceeds of $30,000,000.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 82,500 units (the “Over-Allotment Private Units”) at a purchase price of $10.00 per unit in a private placement to our Sponsor, generating gross proceeds of $825,000.

We intend to use substantially all of the net proceeds of the Initial Public Offering and the private placement, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the Initial Public Offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that, upon consummation of the Initial Public Offering and the private placement, the $800,000 of net proceeds not held in the trust account will be sufficient to allow us to operate for at least the next 12 months (or up to 18 months if our time to complete a business combination is extended), assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

Promissory Notes - Related Party

On February 1, 2021, we issued an unsecured promissory note to the Sponsor (the “Initial Promissory Note”), pursuant to which we could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021 and June 17, 2021, we issued additional unsecured promissory notes to the Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note,” the “Promissory Notes”), pursuant to which we may borrow up to an additional aggregate principal amount of $200,000. The Promissory Notes were non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, there was $403,537 outstanding under the Promissory Notes. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 6, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 units at an offering price of $10.00 per unit for an aggregate purchase price of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering and full exercise of the over-allotment option. In addition, $0.35 per unit, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, we granted Chardan, the representative of the underwriters in the Initial Public Offering, for a period of 18 months after the date of the consummation of our business combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the Initial Public Offering.

Management Consulting Agreement

We have engaged Ontogeny Capital L T D (“Ontogeny”) to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for us. We paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the filing the registration statement relating to the Initial Public Offering. We paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering. In addition, upon the consummation of our initial business combination, we have agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.  As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in the final prospectus for our Initial Public Offering as filed with the SEC on July 29, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 2, 2021, we consummated the Initial Public Offering of 20,000,000 units (the “Units”), each Unit consisting of one share of common stock, one right and one redeemable warrant, for $10.00 per Unit, generating gross proceeds of $200,000,000. Each right entitles the holder thereof to receive one-twentieth (1/20) of a share of common stock upon the consummation of an initial business combination. Each warrant entitles the holder thereof to purchase three-fourths (3/4) of a share of common stock at a price of $11.50 per whole share, subject to adjustment. We had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any.

On August 6, 2021, the underwriters fully exercised the over-allotment option to purchase 3,000,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $30,000,000. The securities in the Initial Public Offering, including the exercise by the underwriters of the over-allotment option, were registered under the Securities Act on a registration statement on Form S-1 (No. 333-255106). The SEC declared the registration statement effective on July 28, 2021.

On August 2, 2021, simultaneously with the closing of the Initial Public Offering, we sold 714,400 units (the “Private Units”) in a private placement with the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $7,144,000. The Private Units are identical to the units sold in the Initial Public Offering, except that (a) the Private Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination except to permitted transferees, and (b) the private warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to registration rights.

On August 6, 2021, simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional 82,500 Private Unit in a private placement to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $825,000. The Private Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $230,000,000 of the net proceeds from the sale of the Units in the Initial Public Offering and the private placement of the Private Units on August 2, 2021 and August 6, 2021 were deposited in a trust account established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Media Acquisition Corp.

Date: September 13, 2021	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer

Date: September 13, 2021	By:	/s/ Vishwas Joshi
Vishwas Joshi
Chief Financial Officer