Form 10-Q
period 2021-09-30
International Media Acquisition Corp.
filed 2022-01-14
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40687

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of January 14, 2022, there were 29,546,900 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2021	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021	2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from January 15, 2021 (inception) through September 30, 2021	3

	Condensed Statement of Cash Flows for the period from January 15, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	28

Item 4.	MINE SAFETY DISCLOSURES	28

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS	29

SIGNATURES

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Cash	$438,019
Prepaid expenses	347,544
Total current assets	785,563
Investments held in Trust Account	230,001,917
Total Assets	$230,787,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$13,000
Accrued expenses - related party	20,000
Accrued offering costs	45,759
Franchise tax payable	141,370
Total current liabilities	220,129
Deferred underwriting fee payable	8,050,000
Warrant liability	223,132
Total Liabilities	8,493,261

Commitments (see Note 7)

Common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.00 per share	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	655
Additional paid-in capital	564,600
Accumulated deficit	(8,271,036)
Total Stockholders’ Deficit	(7,705,781)
Total Liabilities and Stockholders’ Deficit	$230,787,480

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from January 15,
		2021 (Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Formation and operating costs	$92,422	$94,811
Stock-based compensation expense	1,351,448	1,351,448
Franchise tax expense	141,370	141,370
Loss from operations	(1,585,240)	(1,587,629)
Expensed offering costs	(4,926)	(4,926)
Change in fair value of warrant liability	239,070	239,070
Interest and dividend income on investments held in trust account	1,917	1,917
Net loss	$(1,349,179)	$(1,351,568)

Weighted average shares outstanding, basic and diluted	20,575,403	10,069,524
Basic and diluted net loss per common share	$(0.07)	$(0.13)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance at January 15, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(1,525)	(1,525)
Balance at March 31, 2021	5,750,000	575	24,425	(1,525)	23,475
Net loss	—	—	—	(864)	(864)
Balance at June 30, 2021	5,750,000	575	24,425	(2,389)	22,611
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	11,644,529	—	11,644,529
Proceeds from Initial Public Offering allocated to Public Rights, net of offering costs	—	—	6,853,620	—	6,853,620
Proceeds from sale of Private Units to Sponsor allocated to Private Shares, net of offering costs	796,900	80	7,173,920	—	7,174,000
Proceeds from sale of Private Units to Sponsor allocated to Private Rights, net of offering costs	—	—	250,879	—	250,879
Accretion of Public Shares to redemption value	—	—	(26,734,221)	(6,919,468)	(33,653,689)
Stock-based compensation	—	—	1,351,448	—	1,351,448
Net loss	—	—	—	(1,349,179)	(1,349,179)
Balance at September 30, 2021	6,546,900	$655	$564,600	$(8,271,036)	$(7,705,781)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,351,568)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	1,351,448
Expensed offering costs	4,926
Interest and dividend income on investments held in trust account	(1,917)
Change in fair value of warrant liability	(239,070)
Changes in operating assets and liabilities:
Prepaid expenses	(347,544)
Accrued expenses	13,000
Accrued expenses - related party	20,000
Franchise tax payable	141,370
Net cash used in operating activities	(409,355)

Cash flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount paid	225,400,000
Proceeds from the sale of private units	7,240,463
Proceeds from promissory note - related party	365,000
Repayment of promissory note - related party	(50,000)
Advance from Sponsor	94,537
Repayment of advance from Sponsor	(94,537)
Offering costs paid	(2,108,089)
Net cash provided by financing activities	230,847,374

Net Change in Cash	438,019
Cash - Beginning of period	—
Cash - End of period	$438,019

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$33,653,689
Deferred underwriting fee payable	$8,050,000
Repayment of promissory note through issuance of private units	$503,537
Offering costs paid in exchange for private units	$225,000
Offering included in accrued offering costs	$45,759
Offering costs paid via promissory note - related party	$213,537
Offering costs paid by Sponsor in exchange for issuance of common stock	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2021 related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement filed in connection with the Company’s Initial Public Offering was declared effective on July 28, 2021. On August 2, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 714,400 units (the “Private Units”), at a price of $10.00 per Private Unit, in a private placement to the Company’s sponsor, Content Creation Media LLC (the “Sponsor”), generating gross proceeds of $7,144,000, which is described in Note 5.

On August 6, 2021, in connection with the underwriters’ exercise in full of their option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, the Company consummated the sale of an additional 3,000,000 Units, generating gross proceeds of $30,000,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of an additional 82,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to the Sponsor, generating gross proceeds of $825,000.

Following the closing of the Initial Public Offering and the sale of the Private Units, a total of $230,000,000 was placed in a trust account (the “Trust Account”) and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders (the “public stockholders”) of the shares of common stock included in the Units sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”).

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval and assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the other holders of the Founder Shares (as defined in Note 6) have agreed to vote their Founder Shares , their Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Sponsor and the other initial stockholders (as defined in Note 6) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to their Founder Shares and Private Shares if the Company fails to complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor and the other initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

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

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity

As of September 30, 2021, the Company had $438,019 in cash and a working capital surplus of $565,434. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that the Company will not consummate a Business Combination if its net tangible assets are less than $5,000,001. The Company restated its financial statements to classify redeemable common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	August 2, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Common stock subject to possible redemption	$188,390,040	$11,609,960	$200,000,000
Common stock	$762	$(116)	$646
Additional paid-in capital	$5,223,944	$(5,223,944)	$—
Accumulated deficit	$(224,704)	$(6,385,900)	$(6,610,604)
Total stockholders’ equity (deficit)	$5,000,002	$(11,609,960)	$(6,609,958)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 29, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC beginning August 6, 2021. The interim results for the period from January 15, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 180 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. In accordance with guidance contained in ASC 815, the Public Warrants qualify for equity treatment. The Private Warrants do not qualify as equity and are recorded as a liability at fair value. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants (as defined in Note 5) was estimated using a Black-Scholes method (see Note 10).

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Common Stock Subject to Possible Redemption

All of the 23,000,000 Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the redeemable common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Accretion of carrying value to redemption value	33,653,689
Common stock subject to possible redemption	$230,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,242,385 as a result of the Initial Public Offering (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, and $2,592,385 of other offering costs). The Company recorded $13,850,689 of offering costs as a reduction of temporary equity in connection with the Public Shares. The company recorded $1,386,770 as a reduction of permanent equity in connection with the Public Warrants, Public Rights, Private Shares and Private Rights. The Company immediately expensed $4,926 of offering costs in connection with the Private Warrants that were classified as liabilities.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 470”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 15, 2021 (inception) through September 30, 2021.

Net Loss Per Share of Common Stock

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net loss per share. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,847,675 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

		For the Period from
	Three Months	January 15, 2021
	Ended	(Inception) Through
	September 30,	September 30,
	2021	2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,349,179)	$(1,351,568)
Denominator:
Basic and diluted weighted average shares outstanding	20,575,403	10,069,524
Basic and diluted net loss per share of common stock	$(0.07)	$(0.13)

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurements (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 4. INITIAL PUBLIC OFFERING

The registration statement filed in connection with the Company’s Initial Public Offering was declared effective on July 28, 2021. On August 2, 2021, the Company completed its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one share of common stock, one right (“Public Right”) and one warrant (“Public Warrant”). Each Public Right entitles the holder to receive one-twentieth of one share of common stock at the closing of a Business Combination (see Note 9). Each Public Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share (see Note 8).

On August 6, 2021, in connection with the underwriters’ exercise in full of their option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, the Company consummated the sale of an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $30,000,000.

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 714,400 Private Units, at a price of $10.00 per Private Unit ($7,144,000 in the aggregate). Each Private Unit consists of one share of common stock (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder to receive one-twentieth of one share of common stock at the closing of a Business Combination (see Note 9). Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share (see Note 8).

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

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of an additional 82,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to the Sponsor, generating gross proceeds of $825,000.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 share of common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the Private Units and underlying securities and assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). On August 6, 2021, the underwriters’ exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture.

The Sponsor and the other holders of the Founder Shares (the “initial stockholders”) have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of an initial Business Combination, or earlier in each case if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

On July 22, 2021, the Sponsor sold 30,000 of its Founder Shares to each of its five independent directors (the "Directors") (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Directors was determined to be $787,500 as of July 22, 2021. As such, the Company recognized compensation expense of $786,848 within stock-based compensation expense in the Company's statements of operations during the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021.

On September 17, 2021, the Sponsor sold 25,000 of its Founder Shares to an additional independent director (the "Additional Director") for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Additional Director was determined to be $141,250 as of September 17, 2021. As such, the Company recognized compensation expense of $141,150 within stock-based compensation expense in the Company's statements of operations during the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021.

On September 17, 2021, the Sponsor sold 75,000 of its Founder Shares to an independent consultant (the "Consultant") for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Consultant was determined to be $423,750 as of September 17, 2021. As such, the Company recognized compensation expense of $423,450 within stock-based compensation expense in the Company's statements of operations during the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021.

Promissory Notes - Related Party

On February 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Initial Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021 and June 17, 2021, the Company issued additional unsecured promissory notes to the Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note”, the “IPO Promissory Notes”), pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

On January 14, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Post-IPO Promissory Note”), pursuant to which the Company could borrow up to an aggregate of up to $500,000 in two installments of (i) up to three hundred thousand dollars ($300,000) no later than March 31, 2022, and (ii) up to two hundred thousand dollars ($200,000) no later than June 30, 2022, upon the request of the Company at the Company’s discretion. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $20,000 of expenses were incurred during the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, and are included in operating and formation costs in the condensed statements of operations. As of September 30, 2021, $20,000 related to this agreement is recorded in accrued expenses – related party on the condensed balance sheet.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 7. COMMITMENTS

Registration Rights Agreement

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

Underwriting Agreement

On July 28, 2021, in connection with the Initial Public Offering, the Company entered into an underwriting agreement with Chardan Capital Markets, LLC, as representative of the underwriters named therein.

Pursuant to the underwriting agreement, the underwriters were paid a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering and full exercise of the over-allotment option. In addition, $0.35 per Unit sold in the Initial Public Offering, or $8,050,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, the Company has granted Chardan Capital Markets, LLC, for a period of 18 months after the date of the consummation of its Business Combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the Company’s Initial Public Offering.

Chief Finance Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Finance Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

$400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000.

Management Consulting Agreement

The Company has engaged Ontogeny Capital L T D (“Ontogeny”) to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for the Company. The Company paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the initial confidential filing of the Company’s registration statement. The Company paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option. In addition, upon the consummation of the Company’s initial Business Combination, the Company has agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services.

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month.

On October 29, 2021, the Company entered into a letter of engagement and terms of business (the “Letter of Engagement”) with Sterling Media Ltd (“Sterling Media”), pursuant to which the Company engaged Sterling Media to provide strategic media coverage for the Company commencing on October 29, 2021 and ending on June 30, 2022 (the “Term of Engagement Letter”). In consideration for the services Sterling Media provides to the Company, the Company agreed to pay Sterling Media a total fee of £20,000 during the Term of Engagement Letter in accordance with the terms of the Letter of Engagement. An additional mutually agreed financial fee may be awarded to Sterling Media for deals secured by Sterling Media that may result in clearly significant brand enhancement and/or potential future income for the Company.

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021 and ending on October 28, 2022 (the “Term of Consulting Agreement”). In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company.

NOTE 8. WARRANTS

As of September 30, 2021, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2021, there were 29,546,900 shares of common stock issued and outstanding (including 23,000,000 shares of common stock subject to possible redemption).

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$230,001,917	$230,001,917	$—	$—
Liabilities
Warrant liability – Private Warrants	$223,132	$—	$—	$223,132

The Company utilizes a Black-Scholes method to value the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2,
	2021 (Initial	As of
	Measurement)	September 30, 2021
Unit price	$10.00	$10.00
Common stock price	$9.44	$9.80
Dividend yield	—%	—%
Term to Business Combination (years)	1.00	0.84
Volatility	16.0%	7.7%
Risk-free rate	0.88%	1.12%
Fair value	$0.58	$0.28

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value after over-allotment	462,202
Change in valuation inputs or other assumptions	(239,070)
Fair value as of September 30, 2021	$223,132

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from January 15, 2021 (inception) through September 30, 2021.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company recognized gains in connection with changes in the fair value of warrant liability of $239,070 within change in fair value of warrant liability in the Condensed Statements of Operations during the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than Post-IPO Promissory Note described in Note 6 and the the consulting agreements described in Note 7, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to International Media Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Content Creation Media LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on January 15, 2021 in Delaware and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination.” We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,349,179, which resulted from stock-based compensation expense of $1,351,448, franchise tax expense of $141,370, formation and operating costs of $92,422, and expensed offering costs of $4,926, offset in part by a change in the fair value of our warrant liability of $239,070 and interest and dividend income on investments held in the trust account of $1,917.

For the period from January 15, 2021 (inception) through September 30, 2021, we had a net loss of $1,351,568, which resulted from stock-based compensation expense of $1,351,448, franchise tax expense of $141,370, formation and operating costs of $94,811, and expensed offering costs of $4,926, offset in part by a change in the fair value of the warrant liability of $239,070 and interest and dividend income on investments held in the trust account of $1,917.

Liquidity and Capital Resources

For the period from January 15, 2021 (inception) through September 30, 2021, net cash used in operating activities was $409,355, which was due to our net loss of $1,351,568, the change in fair value of the warrant liability of $239,070, changes in working capital of $173,174, and interest and dividend income on investments held in the trust account of $1,917, offset in part by stock-based compensation expense of $1,351,448 and expensed offering costs of $4,926.

For the period from January 15, 2021 (inception) through September 30, 2021, net cash used in investing activities was $230,000,000, which was due to the cash deposited in trust account.

For the period from January 15, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $230,847,374, which was due to proceeds from initial public offering, net of underwriting discount paid of $225,400,000, proceeds from sale of private units of $7,240,463, proceeds from promissory note - related party of $365,000 and advance from sponsor of $94,537, offset in part by offering costs paid of $2,108,089, repayment of advance from sponsor of $94,537 and repayment of the promissory note - related party of $50,000.

As of September 30, 2021, we had $438,019 in our operating bank account.

On August 2, 2021, we consummated the Initial Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one share of common stock (“Public Share”), one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder to receive one-twentieth of one share of common stock at the closing of our initial business combination. Each Public Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 714,400 units (the “Private Units”), at a price of $10.00 per Private Unit ($7,144,000 in the aggregate). Each Private Unit consists of one share of common stock (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder to receive one-twentieth of one share of common stock at the closing of our initial business combination. Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share.

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

On August 6, 2021, in connection with the underwriters’ exercise in full of their option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, we consummated the sale of an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $30,000,000.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional 82,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to our Sponsor, generating gross proceeds of $825,000.

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

We expect our primary liquidity requirements during that period to include approximately $100,000 for legal, accounting and other third-party expenses attendant to the structuring and negotiation of a business combination; $50,000 for legal and accounting fees related to regulatory reporting requirements, including NASDAQ and other regulatory fees; $100,000 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; $120,000 for the payment of the administrative fee to our sponsor (of $10,000 per month for up to 12 months); $400,000 for Directors and Officers liability insurance premiums; and approximately $30,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

Promissory Notes - Related Party

On February 1, 2021, we issued an unsecured promissory note to the Sponsor (the “Initial Promissory Note”), pursuant to which we could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021 and June 17, 2021, we issued additional unsecured promissory notes to the Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note”, the “IPO Promissory Notes”), pursuant to which we may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

On January 14, 2022, we issued an unsecured promissory note to the Sponsor (the “Post-IPO Promissory Note”), pursuant to which we could borrow up to an aggregate of up to $500,000 in two installments of (i) up to three hundred thousand dollars ($300,000) no later than March 31, 2022, and (ii) up to two hundred thousand dollars ($200,000) no later than June 30, 2022, upon the Company’s request at the Company’s discretion. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which we consummate an initial business combination

Underwriting Agreement

On July 28, 2021, in connection with the Initial Public Offering, we entered into an underwriting agreement with Chardan Capital Markets, LLC, as representative of the underwriters named therein.

Pursuant to the underwriting agreement, the underwriters were paid a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering and full exercise of the over-allotment option. In addition, $0.35 per Unit sold in the Initial Public Offering, or $8,050,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

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

Chief Finance Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Finance Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000.

Management Consulting Agreement

We have engaged Ontogeny Capital L T D (“Ontogeny”) to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for us. We paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the filing of the registration statement relating to the Initial Public Offering. We paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option. In addition, upon the consummation of our initial business combination, we have agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services.

Consulting Agreements

On September 17, 2021, we entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which we engaged Mr. Cherian to provide financial advisory services to us for a period of 12 months. In consideration for his services, we agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month.

On October 29, 2021, we entered into a letter of engagement and terms of business (the “Letter of Engagement”) with Sterling Media Ltd (“Sterling Media”), pursuant to which we engaged Sterling Media to provide strategic media coverage for us commencing on October 29, 2021 and ending on June 30, 2022 (the “Term of Engagement Letter”). In consideration for the services Sterling Media provides to us, we agreed to pay Sterling Media a total fee of £20,000 during the Term of Engagement Letter in accordance with the terms of the Letter of Engagement. An additional mutually agreed financial fee may be awarded to Sterling Media for deals secured by Sterling Media that may result in clearly significant brand enhancement and/or potential future income for us.

On October 29, 2021, we also entered into a consulting agreement with Priyanka Agarwal, pursuant to which we engaged Ms. Agarwal to provide strategy, management and financial advisory services to us, as specified in the consulting agreement, commencing on October 29, 2021 and ending on October 28, 2022 (the “Term of Consulting Agreement”). In consideration for the services Ms. Agarwal provides to us, we agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting

Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, we shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request.

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

Net Loss Per Share of Common Stock

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net loss per share. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,847,675 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the our common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Common Stock Subject to Possible Redemption

All of the 23,000,000 Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the our liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable Public Shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

In this Quarterly Report on Form 10-Q, we are reporting the restatement of our balance sheet as of August 2, 2021 to correct for the classification of a portion of the common stock subject to possible redemption. In addition, we identified an error in our accounting for stock-based compensation in our balance sheet as of August 2, 2021; however, the stock compensation expense had no impact on our balance sheet as of August 2, 2021 as a result of the immediate remeasurement of common stock subject to redemption.

In light of the errors described above, we determined that the errors represented a material weakness in our internal control over financial reported relating to our accounting for complex financial instruments and stock-based compensation.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments and stock-based compensation. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances described above had not yet been identified. Management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above) and stock-based compensation. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus for our Initial Public Offering filed with the SEC on July 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 29, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 14, 2022, we issued an unsecured promissory note in the aggregate principal amount of $500,000 to Content Creation Media LLC, the Sponsor. Pursuant to the note, the Sponsor agreed to loan to us an aggregate amount of up to $500,000 in two installments of (i) up to $300,000 no later than March 31, 2022, and (ii) up to $200,000 no later than June 30, 2022, upon our request at our discretion. The note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the note will be repaid only from amounts remaining outside of our trust account, if any. The proceeds of the note will be used for working capital purposes.

The foregoing description of the note is qualified in its entirety by reference to the full text of the note, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
10.1*	Promissory Note, dated January 14, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Media Acquisition Corp.

Date: January 14, 2022	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer

International Media Acquisition Corp.

Date: January 14, 2022	By:	/s/ Vishwas Joshi
Vishwas Joshi
Chief Financial Officer