Form 10-K
period 2021-12-31
International Media Acquisition Corp.
filed 2022-03-30
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40687

INTERNATIONAL MEDIA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1627460
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1604 US Highway 130 North Brunswick, NJ	08902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 960-3677

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	IMAQ	The Nasdaq Stock Market LLC
Warrants	IMAQW	The Nasdaq Stock Market LLC
Rights	IMAQR	The Nasdaq Stock Market LLC
Units	IMAQU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ⌧ No  ☐

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

As of March 29, 2022, there were 29,546,900 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL MEDIA ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

CERTAIN TERMS

References to “the Company,” “IMAQ,” “our,” “us” or “we” refer to International Media Acquisition Corp., a blank check company incorporated in Delaware on January 15, 2021. References to our “Sponsor” refer to Content Creation Media LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of International Media Acquisition Corp., which closed on August 2, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1.BUSINESS

Overview

We are a blank check company incorporated under the laws of the State of Delaware on January 15, 2021  and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). While we may pursue an initial business combination target in any business, industry or geographic location, we intend to search globally, with a focus on North America, Europe and Asia (excluding China), for target companies within the media and entertainment (“M&E”) sector. We will not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We intend to focus specifically on companies that are positioned to benefit directly from the growth of digitally available content. While our efforts to identify a target will not be limited to any particular M&E segment or geography, we intend to focus our search on content, film, post-production and/or visual effects facilities, animation, streaming, augmented and virtual reality, music, digital media, gaming and e-sports.

The Registration Statement for our initial public offering was declared effective on July 28, 2021 (the “Initial Public Offering,” or “IPO”). On August 2, 2021, we consummated the Initial Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 714,400 units (the “Private Units”), at a price of $10.00 per Private Unit ($7,144,000 in the aggregate).

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

An aggregate of $230,000,000 of the net proceeds from the sale of Units in the IPO (including the full exercise of the underwriters’ over-allotment option) and the private placements of the Private Units on August 2, 2021 and August 6, 2021, were placed in a segregated trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of our public stockholders. The proceeds held in the Trust Account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

We will have until 12 months (or up to 18 months if our time to complete a business combination is extended as described herein) from the closing of the Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,300,000 ($0.10 per Unit, up to an aggregate of $4,600,000) on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Our Management Team

Our officers, directors and strategic advisors consist of seasoned investors and industry executives with an extensive track record of identifying, investing, building, operating and advising leading businesses. In particular, the team possesses a deep understanding of the media and entertainment space, the evolution of these sectors and market opportunities. Our collective team has experience in:

●	management of industry life cycle and raising capital for varied businesses in different manners;
●	management of financial turnaround, structuring M&A deals and forging talent relationships;
●	forging strategic alliances and deep understanding of the India markets;
●	understanding and monetization of digital trends;
●	production of films, “over the top” or “OTT” content, new media platforms and digital video distribution;
●	sourcing, structuring, acquiring and integrating businesses; and
●	negotiating and executing transactions favorable to investors in multiple geographies and under varying economic and financial market conditions.

We believe our team will be able to source media and acquisition investment opportunities through an extensive network, including by forging strategic alliances and understanding of the India markets of film, OTT, new media platforms and digital video distribution. Additionally, we believe that our team has the operational expertise to drive efficiencies at a target company following a business combination, and, given their extensive experience with public market investors, are well positioned to develop a thoughtful investor relations strategy.

Our team includes two current and one former senior executives from Reliance Entertainment Holdings Private Limited, AP International Group and Walt Disney Company India, respectively. Shibasish Sarkar, our Chairman of the Board and Chief Executive Officer, Sanjay Wadhwa, our Director and our strategic advisor, and Vishwas Joshi, our Chief Financial Officer, collectively hold decades of operational experience at the aforementioned companies.

The past performance of our management team, or advisor or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. No member of our management team has had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team’s or advisor’s or their respective affiliates’ performance as indicative of our future performance.

Acquisition Strategy

Our goal is to identify and acquire a business with untapped opportunity for building a public company. We believe that our management’s and directors’ experiences, from evaluating assets through investing and company building, will enable us to source and execute a business combination with high-quality targets. Our selection process will leverage the relationships of our board with leading venture capitalists, private equity and hedge fund managers, respected peers, and our network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance after our initial business combination.

We also believe that the COVID-19 global pandemic will impact the M&E industry differently within various segments. Our management expects that there will be some strong businesses that may end up in special situations and may need capital and expertise to grow their business. Some examples of such scenarios are:

●	now at-risk companies with solid business fundamentals looking for capital to continue their growth trajectory;
●	studios and production houses with strong content libraries and pipelines seeking financing deals to make up for an unforeseen lack of liquidity;
●	media assets being valued significantly lower than they had been previously; and
●	new media entities (e.g., digital media, over-the-top (“OTT”), e-sports, animation and visual effects studios) housed within struggling traditional media companies.

As a result, we anticipate that there will be many potential targets within the M&E industry for our initial business combination.

In particular, we intend to focus our search for an initial business combination target on private companies in North America, Europe and Asia (excluding China) that have positive operating cash flow or compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our selection process is expected to leverage our board’s deep and broad network of relationships, industry expertise and deal sourcing capabilities to provide us with a strong pipeline of potential targets.

Effecting Initial Business Combination

We will have until 12 months (or up to 18 months if our time to complete a business combination is extended as described herein) from the closing of the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,300,000 ($0.10 per unit, up to an aggregate of $4,600,000) on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the rights and warrants included in the private units will expire and will be worthless.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote or vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or whether we will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company stockholders or a purchase of stock of the target company; however, NASDAQ rules would require us to obtain stockholder approval if we seek to issue shares representing 20% or more of our outstanding shares as consideration in a business combination. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our certificate of incorporation; however, NASDAQ rules would require us to obtain stockholder approval of such a transaction if we week to issue shares representing 20% or more of our outstanding shares as consideration.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will provide our stockholders with an opportunity to tender their shares to us pursuant to a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

In the event we allow stockholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or NASDAQ requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

●	permit stockholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide stockholders with the conversion rights described above upon completion of the initial business combination.

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and, assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of Common Stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the business combination. As a result, if stockholders owning approximately 94.2% (or approximately 94.5% if the over-allotment option is exercised in full) or more of the shares of common stock sold in the IPO exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the offering, any out-of-pocket expenses incurred by our insiders or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 12 months (or up to 18 months if our time to complete a business combination is extended as described herein) from the closing of the IPO in order to be able to receive a portion of the trust account.

Our insiders, including our officers and directors, have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (3) not to sell any shares of common stock in any tender in connection with a proposed initial business combination.

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders, including our officers and directors, will collectively beneficially own approximately 20% of our issued and outstanding shares of common stock (not including the private units and underlying securities and assuming our insiders do not purchase any units in the IPO) upon consummation of the IPO, a minimum of approximately 714,201 public shares, or approximately 3.6% of the outstanding shares of our common stock (if the approval requirement was a majority of shares voted and assuming that only a quorum was present at the meeting, that the over-allotment option has not been exercised and an aggregate of 750,000 insider shares have been forfeited as a result thereof, and that the insiders do not purchase any units in the IPO or units or shares in the after-market), would need to be voted in favor a business combination in order for it to be approved.

None of our insiders or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we seek stockholder approval of a business combination and if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, we or our insiders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. No funds from the trust account can be released from the trust account prior to the consummation of a business combination to make such purchases (although such purchases could be made using funds available to us after the closing of a business combination). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Notwithstanding the foregoing, we or our insiders or their affiliates will not make purchases of shares of common stock if the purchases would violate Sections 9(a)(2) or 10(b) of the Exchange Act or Regulation M, which are rules that prohibit manipulation of a company’s stock, and we and they will comply with Rule 10b-18 under the Exchange Act in connection with any open-market purchases. If purchases cannot be made without violating applicable law, no such purchases will be made. The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Our insiders anticipate that they may identify the stockholders with whom our insiders or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our insiders or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting or voting for or against such proposed business combination, will be entitled to demand that his, her or its shares of common stock be converted for a full pro rata portion of the amount then in the trust account (initially $10.00 per share), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act), will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in the IPO. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By not allowing a stockholder to convert more than 20% of the shares of common stock sold in the IPO, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders will have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate.

The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his or her shares is irrevocable once the business combination is approved.

Any request to convert such shares once made may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination within 12 months (or up to 18 months if our time to complete a business combination is extended as described herein) from the closing of this, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 12th or 15th or 18th month from the closing of the IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the IPO will execute such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third-party that refused to execute a waiver would be the engagement of a third-party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, our sponsor may not be able to satisfy its indemnification obligations, as we have not required our sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that the sponsor will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;
●	our obligation to pay the deferred underwriting commission to the underwriters upon consummation of our initial business combination;
●	our obligation to either repay working capital loans or extension loans that may be made to us by our insiders or their affiliates;
●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any units (and underlying securities) issued to our insiders or their affiliates upon conversion of working capital loans or extension loans; and
●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus, filed with the SEC on July 29, 2021.

ITEM 1A.RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

We currently maintain our principal executive offices at 1604 US Highway 130, North Brunswick, NJ 08902, and our telephone number is (212) 960-3677. The cost for this space is included in the $10,000 per-month fee (subject to deferral as described herein) payable to the Sponsor, for office space, utilities and secretarial services. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “IMAQU” on or about July 29, 2021, and the shares of common stock, rights and warrants began separate trading on Nasdaq under the symbols “IMAQ,” “IMAQR” and “IMAQW,” respectively, on or about August 17, 2021.

Holders of Record

As of March 29, 2022, there were 29,546,900 of our shares of common stock issued and outstanding held by approximately nine stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 15, 2021 in Delaware and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 15, 2021 (inception) through December 31, 2021, we had a net loss of $1,882,406, which resulted from stock-based compensation expense of $1,351,448, franchise tax expense of $131,293, formation and operating costs of $600,741, and expensed offering costs of $4,926, offset in part by a change in the fair value of our warrant liability of $199,225 and interest and dividend income on investments held in the trust account of $6,777.

Liquidity and Capital Resources

For the period from January 15, 2021 (inception) through December 31, 2021, net cash used in operating activities was $576,908.

For the period from January 15, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $230,801,615, which was due to proceeds from initial public offering, net of underwriting discount paid of $225,400,000, proceeds from sale of private units of $7,240,463, proceeds from promissory note - related party of $365,000 and advance from sponsor of $94,537, offset in part by offering costs paid of $2,153,848, repayment of advance from sponsor of $94,537 and repayment of the promissory note - related party of $50,000.

As of December 31, 2021, we had $224,707 in our operating bank account.

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

We intend to use substantially all of the net proceeds of the Initial Public Offering and the private placement, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting commissions payable to the underwriters in an amount equal to 3.5% ($8,050,000) of the total gross proceeds raised in the Initial Public Offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that, upon consummation of this offering, the $800,000 of net proceeds not held in the trust account, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $272,673 for accounting, audit and other third-party expenses attendant to the structuring and negotiation of a business combination; $492,110 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; $131,000 for franchise taxes; $59,500 for Nasdaq fees and approximately $19,000 for working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

On January 14, 2022, we issued an unsecured promissory note to the Sponsor (the “Post-IPO Promissory Note”), pursuant to which we could borrow up to an aggregate of $500,000 in two installments of (i) up to $300,000 during the month of March 2022, and (ii) up to $200,000 during the month of June 2022. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which we consummate an initial business combination.

On March 29, 2022, we amended and restated the Post-IPO Promissory Note, such that the aggregate amount we can borrow under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to 355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement.

Underwriting Agreement

On July 28, 2021, in connection with the Initial Public Offering, we entered into an underwriting agreement with Chardan Capital Markets, LLC, as representative of the underwriters named therein.

Pursuant to the underwriting agreement, the underwriters were paid a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering and full exercise of the over-allotment option. In addition, $0.35 per Unit sold in the Initial Public Offering, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000.

Consulting Agreements

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

On January 12, 2022, we entered into a letter of engagement with Chardan Capital Markets, LLC (“Chardan”), pursuant to which we engaged Chardan to provide capital markets advisory services commencing from January 12, 2022 and ending on the close of a potential placement related to our initial business combination. In consideration for the services Chardan will provide to us, we agreed to pay Chardan a total fee of 5% of the aggregate sales price of securities sold in the financing transaction plus reimbursement of out-of-pocket expenses capped at $25,000.

On January 12, 2022, we also entered into a letter of engagement with Chardan, pursuant to which we engaged Chardan to provide merger and acquisition advisory services commencing from January 12, 2022 and ending on close of our initial business combination. In consideration for the services Chardan provides to us, we agreed to pay Chardan a total fee equal to: (i) if we enter into a business combination involving a party other than a target introduced by Chardan, one-half of one percent (0.5%) of the aggregate value of the business combination; and (ii) if we consummate a business combination with a target introduced by Chardan, three percent (3%) of the first $100 million aggregate value of the target, two percent (2.0%) of the aggregate value of the target greater than $100 million but less than $200 million, and one percent (1.0%) of the aggregate value of the target greater than $200 million but less than $300 million, paid at the close of the business combination plus reimbursement of out-of-pocket expenses capped at $25,000.

On March 18, 2022, we entered into an engagement letter with Ontogeny Capital relating to corporate advisory & management consultancy services for the purpose of raising capital in form of a private investment in public equity (“PIPE”) financing.  Ontogeny Capital will receive a contingent fee equal to 5% of the gross proceeds of securities sold in the PIPE up to $75 million in gross proceeds and 5.5% of the gross proceeds of securities sold in the PIPE from $75 million up to $150 million in gross proceeds. The engagement letter also provides for an additional incremental discretionary fee of 0.5% of gross proceeds if the gross proceeds of securities sold in a PIPE are above $150 million.

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Share Based Payment Arrangements

On July 22, 2021, the Sponsor sold 30,000 of its Founder Shares to each of its five independent directors (the “Directors”) (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Directors was determined to be $787,500 as of July 22, 2021. As such, the Company recognized compensation expense of $786,848 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Sponsor sold 25,000 of its Founder Shares to an additional independent director (the “Additional Director”) for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the

Additional Director was determined to be $141,250 as of September 17, 2021. As such, the Company recognized compensation expense of $141,150 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Sponsor sold 75,000 of its Founder Shares to an independent consultant (the “Consultant”) for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Consultant was determined to be $423,750 as of September 17, 2021. As such, the Company recognized compensation expense of $423,450 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, due to the previously disclosed material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments and stock-based compensation. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

As previously disclosed, management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above) and stock-based compensation. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Shibasish Sarkar	50	Chairman of the Board and Chief Executive Officer
Vishwas Joshi	58	Chief Financial Officer
Sanjay Wadhwa	56	Director
David M. Taghioff	51	Director
Deepak Nayar	63	Director
Paul F. Pelosi, Jr.	53	Director
Suresh Ramamurthi	55	Director
Klaas P. Baks, Ph.D.	50	Director

Shibasish Sarkar has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception. Mr. Sarkar has extensive experience of over 27 years in the media industry. Mr. Sarkar has been handling multiple verticals across films, television, animation, gaming content and operations of digital and new media platforms. Since January 2019, Mr. Sarkar has been the Group CEO at Reliance Entertainment and was Group COO from September 2015 to December 2018. Reliance Entertainment is a part of the Reliance ADA Group, a leading private sector business serving over 250 million customers across financial services, infrastructure, power, telecommunications, media and entertainment, and healthcare sectors. Mr. Sarkar is also a member of the senior leadership team of Reliance ADA Group and serves as a director on the board of various Reliance ADA Group companies. Mr. Sarkar has hands-on experience and domain expertise within geographic markets of India, UK, and China, having helmed the distribution and production of hundreds of films having collaborated with the leading filmmakers & actors of Indian film industry. Mr. Sarkar has been a pioneer in producing digital content with clients across major OTT and TV Video-On-Demand platforms like Netflix, Amazon Prime Video, Disney+ Hotstar and SonyLIV. Mr. Sarkar has set up a marquee roster of showrunners and directors, delivering shows worth $22 million in the preceding 24 months through multiple shows contracted with streaming platforms with an aggregate value in the pipeline of approximately $80 million.

Sanjay Wadhwa has served as a member on our Board of Directors since our inception. Since 1993, Mr. Wadhwa has been the Managing Partner of AP International Group, established in 1958, now one of the oldest film studios in southern India. AP International Group has been involved in film financing, acquisition, distribution, and handling of over 1000 films since its inception. Mr. Wadhwa, with over 35 years of experience in the field of Indian media and entertainment industry, has expertise in film financing, international distribution and syndication, digital media services platform and content production. Mr. Wadhwa is a well-known media personality in Southern India and within the Tamil, Telugu, and Malayalam speaking markets in Middle East, North America and South-East Asia, with notable contribution to trade and film exporting organizations. Mr. Wadhwa has been a member of the Entrepreneurs Organization, Chennai since 2000 and was the second Indian to be on the global board of Entrepreneurs Organization, Alexandria, Virginia, USA (2014 to 2017). Mr. Wadhwa also serves as a director on the board of Phonographic Digital Limited and was also the former director in Recorded Music Performance Ltd.

Vishwas Joshi has served as our Chief Financial Officer since our inception. Mr. Joshi is a certified cost accountant having over 28 years of experience in the fields of media and entertainment, consumer goods and manufacturing services. Until recently, Mr. Joshi was associated with Walt Disney Company India in the capacity of executive director and head of studio finance from June 2007 to September 2020. Mr. Joshi has also worked with Sahara One Media and Entertainment, Capital Foods, Tata Oil Mills, CEAT and Batliboi accounting firm. Mr. Joshi’s expertise is spread across finance, accounts (India and US standards), treasury, audits, business planning and strategy and general management. Mr. Joshi has expertise in M&A transactions and post-merger integrations. Mr. Joshi was employed with UTV during the time Disney acquired 100% stake in UTV, and he was extensively involved in the transaction. After the aforesaid acquisition, Mr. Joshi continued as head of studio finance for UTV Studio and Walt Disney Studio India. Subsequently, he was also involved in the transaction relating to Disney acquiring Fox Star Studio and continued as head of studio finance for UTV/ Disney/Fox.

David M. Taghioff became a member of our Board of Directors on July 28, 2021. Mr. Taghioff has lead Library Pictures International, LLC, a global local-language content financier, since May 2019. Library was launched in May 2019 to support industry-leading filmmakers across the globe by investing in local production slates. From August 2011 to April 2020, Mr. Taghioff served at leading entertainment and sports agency Creative Artists Agency (CAA) and finally in the capacity of Co-Head of Global Client Strategy where he worked across the agency identifying new business opportunities for the agency’s clients, with an emphasis on the international marketplace. He advised corporate clients on their international initiatives, and he also worked with film and television clients on cross-border opportunities, brokering multiple film slate deals as well as packaging episodic content and film deals for Netflix and Amazon in India. From April 2010 to August 2011, he was Chief Operating Officer of Octagon, Inc.’s entertainment division. Prior to Octagon, from August 2006 to January 2010, Mr. Taghioff served as the Co-Head of William Morris Agency’s London office. Mr. Taghioff graduated with a Bachelor of Science in Urban Planning (Economics) from the University of Southern California. He received his Juris Doctorate from Santa Clara University School of Law and is a member of the California State Bar.

Deepak Nayar became a member of our Board of Directors on July 28, 2021. Based in Los Angeles, Mr. Nayar has worked as a film and television producer since 1996 and is known for his association with films like Lost Highway, Buena Vista Social Club, Bend It Like Beckham, Bride and Prejudice, Vampire Academy, Dredd, Partition 1947, and The Mistress of Spices. Mr. Nayar has won awards from the Imagen Foundation and the Online Film and Television Association. He has also been nominated for Grammy Awards, BAFTA Award and European Film Awards. He completed his Bachelor’s degree in English Literature from Hindu College, University of Delhi.

Paul Pelosi Jr. became a member of our Board of Directors on July 28, 2021. Mr. Pelosi is an experienced advisor to emerging growth and Fortune 500 companies in the areas of finance, infrastructure, sustainability and public policy. From March 2020 to the present, Mr. Pelosi has provided business development management services to ST Biosciences. From January 2021 to the present, he has also provided sales services to St. Georges Eco-Mining. From January 2002 to the present, Mr. Pelosi has advised clients on real estate transactions as a registered broker. He has been a member of the California State Bar since 1996. From March 2006 to October 2008, Mr. Pelosi served as Vice President of Corporate Strategy at InfoUsa, where he identified and executed mergers, acquisitions, and business partnerships. Mr. Pelosi’s previous experience includes working in a variety of positions in sales, corporate finance, loan origination, and institutional sales at Bank of America Securities from 1996 to 2001, JP Morgan Chase from 2001 to 2003, Bank of America Countrywide from 2003 to 2008, and at WR Hambrecht from 2009 to 2012. Mr. Pelosi is a graduate of Georgetown University with a BA in History (Cum Laude) and graduate of the Georgetown Law Center with a joint JD/MBA with an emphasis in International Business.

Suresh Ramamurthi became a member of our Board of Directors on July 28, 2021. Mr. Ramamurthi has been Chairman of CBW Bank since 2013 and has also served as the bank’s CTO. Mr. Ramamurthi leads CBW Bank’s initiatives to support and foster innovation including working with financial services start-ups. In 2009, the current ownership acquired the struggling Citizens Bank in Weir, Kansas and transformed the 123-year-old single-branch institution through the use of disruptive financial technology. Mr. Ramamurthi was named American Banker’s Innovator of the Year for 2015. Mr. Ramamurthi served on the Board of Trustees for the Kansas Public Employees Retirement System (KPERS) from July 2013 to June 2021, having served as Chairman of the investment committee and Chairman of the Board of Trustees. KPERS has more than $23 billion AUM and serves more than 281,000 retirees. Previously, Mr. Ramamurthi served as a Board Member of Kansas Film Commission. He has a Bachelor’s degree in Electronics and Communication Engineering from Anna University, Guindy, India, a Master’s degree in Computer Science from the Rutgers-NJIT Joint Program and an MBA in Finance from the University of Chicago.

Klaas P. Baks became a member of our Board of Directors on September 17, 2021. Dr. Baks is the Co-Founder and Director of the Emory Center for Alternative Investments and has been a finance professor at Emory University’s Goizueta Business School since September 2002. He teaches courses in private equity, venture capital and distressed investing and has been recognized with nine awards, including Emory University’s highest award for teaching excellence, the Emory Williams Distinguished Teaching Award, the Marc F. Adler Prize for Teaching Excellence awarded by alumni and the Donald R. Keough Award for Excellence. Since October 2014, Dr. Baks has served as the Atlanta Chair for Tiger 21, a peer-to-peer learning network for high-net-worth investors whose members manage more than $50 billion and are entrepreneurs, inventors and top executives focused on improving investment acumen and exploring common issues of wealth preservation, estate planning and family dynamics. Dr. Baks also serves as a director or advisor for various companies and investment funds, including Vistas Media Acquisition Company Inc. (Nasdaq: VMAC) (since August 2020), American Virtual Cloud Technologies, Inc. (Nasdaq: AVCT) (since July 2017) – acquired through a SPAC business combination, Buckhead One Financial (since January 2018), JOYN (from May 2017 to March 2020), Peachtree Hotel Group (since August 2016), Backend Benchmarking (since April 2018) and TWO Capital Partners (since September 2009). Dr. Baks also has served on the Investment Committee of the Westminster Schools Board of Trustees from September 2017 to August 2020. Prior to joining Emory University, he held positions at Fuji Bank in Tokyo, Japan, Deutsche Bank in Hong Kong and the International Monetary Fund in Washington, D.C. Dr. Baks’s research and teaching focuses on issues in alternative investments, entrepreneurial finance and investment management, and he has published papers in numerous academic and business journals, including the Wall Street Journal. Dr. Baks studied at the Wharton School at the University of Pennsylvania, during which he spent two years at Harvard University as part of his doctoral research on the performance of actively managed mutual funds, and earned a Ph.D. in finance. He also earned a Master of Arts in economics from Brown University, a Master of Science in econometrics, cum laude from Groningen University and a diploma in Japanese language and business studies from Leiden University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of each of directors will expire at our first annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that the board of directors at its first meeting after each annual meeting of stockholders shall choose a Chief Executive Officer and a Secretary, none of whom need be a member of the board of directors. The board of directors may also choose a Chairman from among the directors, one or more Executive Vice Presidents, one or more Vice Presidents, Assistant Secretaries, Treasurers and Assistant Treasurers. The board of directors may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board of directors. The same person may hold two or more offices.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

David M. Taghioff, Deepak Nayar, Paul Pelosi Jr., Suresh Ramamurthi, and Klaas P. Baks are our independent directors.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors..

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of David M. Taghioff, Deepak Nayar, Suresh Ramamurthi and Klaas P. Baks, each of whom is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Suresh Ramamurthi is the Chairperson of the Audit Committee.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Ramamurthi, qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Director nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. David M. Taghioff, Deepak Nayar, Klaas P. Baks, Paul Pelosi Jr. and Suresh Ramamurthi will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Compensation Committee

Our Compensation Committee consists of  David M. Taghioff, Suresh Ramamurthi and Klaas P. Baks each of whom is an independent director under the Nasdaq listing standards. Mr. Taghioff is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers and reviewing and making recommendations with respect to all non-executive officer compensation;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment of $10,000 per month to our Sponsor for general and administrative services including office space, utilities and secretarial support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You may review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.EXECUTIVE COMPENSATION

Employment Agreements

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Finance Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. We have otherwise not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Other than as disclosed about with regard to Mr. Joshi, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 29, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 29, 2022, we had 29,546,900 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days of March 28, 2022.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Shibasish Sarkar(2)	6,296,900	21.3%
Vishwas Joshi	—	—
Sanjay Wadhwa	—	—
David M. Taghioff	30,000	*
Deepak Nayar	30,000	*
Paul F. Pelosi, Jr.	30,000	*
Suresh Ramamurthi	30,000	*
Klaas P. Baks	25,000	*
All officers and directors as a group	6,441,900	21.8%
(8 individuals)
Content Creation Media LLC (Our Sponsor)(3)	6,296,900	21.3%
ATW SPAC Management LLC(4)	1,997,871	6.8%
Boothbay Fund Management, LLC(5)	1,997,871	6.8%
Polar Asset Management Partners Inc.(6)	1,800,000	6.1%
MMCAP International Inc. SPC(7)	2,400,000	8.1%
*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Content Creation Media LLC, 1604 US Highway 130, North Brunswick, NJ 08902.
(2)	Consists of shares owned by Content Creation Media LLC, over which Shibasish Sarkar has voting and dispositive power. Mr. Sarkar disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.
(3)	Our Chairman and Chief Executive Officer, Shibasish Sarkar, has voting and dispositive power over the shares owned by Content Creation Media LLC.
(4)	Based on a Schedule 13G filed on February 14, 2022 by ATW SPAC Management LLC and Antonio Ruiz-Gimenez. The shares are held by one or more separately managed accounts managed by ATW SPAC Management LLC, a Delaware limited liability company (the “Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such shares held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles (the “Funds”) managed by a Delaware limited liability company. Antonio Ruiz-Gimenez is the Managing Member of the Adviser. The address of the holder is 7969 NW 2nd Street, #401, Miami, Florida 33126.
(5)	Based on a Schedule 13G filed on February 10, 2022 by Boothbay Fund Management, LLC. The shares are held by one or more private funds (the “Boothbay Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Boothbay Adviser”). Ari Glass is the Managing Member of the Boothbay Adviser. Certain subadvisors (“Subadvisors”) have been delegated the authority to act on behalf of the Boothbay Funds, including exclusive authority to vote and/or direct the disposition of certain shares held by the Boothbay Fund. The address of the holder is 140 East 45th Street, 14th Floor, New York, NY 10017.
(6)	Based on a Schedule 13G filed on February 3, 2022 by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. Polar Asset Management Partners Inc. serves as investment advisor and has voting and dispositive control over the shares held by PMSMF. The ultimate natural person who has voting and dispositive control over the shares held by PMSMF is Paul Sabourin, Chief Investment Officer of Polar Asset Management Partners Inc. The address of the holder is 16 York Street, Suite 2900, Toronto, Ontario M5J 0E6, Canada.

(7)	Based on a Schedule 13G filed on February 7, 2022. MM Asset Management Inc., of which Matthew MacIsaac is Secretary, is investment advisor to MMCAP International Inc. SPC. The address of the holder is c/o MM Asset Management Inc., 161 Bay St., Suite 2240, Toronto, Ontario M5J 2S1.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 26, 2021, the Sponsor, certain of our executive officers and directors and A.G.P./Alliance Global Partners (the “Representative”) acquired 4,312,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 or $0.006 per share. Prior to the initial investment of $25,000 in us, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to us by the aggregate number of Founder Shares issued.

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

On July 22, 2021, the Sponsor sold 30,000 of its Founder Shares to each of its five independent directors (the “Directors”) (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Directors was determined to be $787,500 as of July 22, 2021. As such, the Company recognized compensation expense of $786,848 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Sponsor sold 25,000 of its Founder Shares to an additional independent director (the “Additional Director”) for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Additional Director was determined to be $141,250 as of September 17, 2021. As such, the Company recognized compensation expense of $141,150 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Sponsor sold 75,000 of its Founder Shares to an independent consultant (the “Consultant”) for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Consultant was determined to be $423,750 as of September 17, 2021. As such, the Company recognized compensation expense of $423,450 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

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

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to 355,000 no later than Aptril 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $50,000 of expenses were incurred for the period from January 15, 2021 (inception) through December 31, 2021, and are included in operating and formation costs in the Statements of Operations. As of December 31, 2021, $50,000 related to this agreement is recorded in accrued expenses – related party on the balance sheet.

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

General

Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. In no event will our insiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 15 (inception) through December 31, 2021 totaled $176,904.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the for the period from January 15 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from January 15 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from January 15 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1

Underwriting Agreement, dated July 28, 2021, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on August 2, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on August 2, 2021).
3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on April 7, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on July 13, 2021).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on April 7, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on June 25, 2021).
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on June 25, 2021).
4.5

Warrant Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company

(incorporated by reference to Exhibit 4.2 filed with the Form 8K filed by the Registrant on August 2, 2021).

4.6

Rights Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on August 2, 2021).

4.7*	Description of Securities
10.1

Letter Agreements, dated July 28, 2021, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 2, 2021).

10.2

Investment Management Trust Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on August 2, 2021).

10.3

Stock Escrow Agreement, dated July 28, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on August 2, 2021).

10.4

Registration Rights Agreement, dated July 28, 2021, by and among the Company and the initial stockholders of the Company

(incorporated by reference to Exhibit 10.4 filed with the Form 8K filed by the Registrant on August 2, 2021).

10.5

Subscription Agreement, dated July 28, 2021, by and between the Company and Content Creation Media LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on August 2, 2021).

10.6

Indemnity Agreements, dated July 28, 2021, by and between the Company and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on August 2, 2021).

10.7

Administrative Services Agreement, dated July 28, 2021, by and between the Company and Content Creation Media LLC (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on August 2, 2021).

10.8

Management Consulting & Corporate Advisory Services Engagement Letter, dated May 5, 2021, between the Registrant and Ontogeny Capital L T D (incorporated by reference to Exhibit 10.8 filed with the Form S-1 filed by the Registrant on April 7, 2021).

10.9

Management Consulting & Corporate Advisory Services Supplemental Engagement Letter, dated May 5, 2021, between the Registrant and Ontogeny Capital L T D (incorporated by reference to Exhibit 10.9 filed with the Form S-1/A filed by the Registrant on June 25, 2021).

10.10

Consulting Agreement, effective as of September 1, 2021, by and between the registrant and Finney Jacob Cherian (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on September 21, 2021).

10.11

Letter of Engagement and Terms of Business, dated October 29, 2021, by and between the registrant and Sterling Media Ltd (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 4, 2021).

10.12

Consulting Agreement, dated October 29, 2021, by and between the registrant and Priyanka Agarwal (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 4, 2021).

10.13*	Employment agreement with Vishwas Joshi.
10.14*	Amended and Restated Promissory Note
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1 filed by the Registrant on April 7, 2021)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.

ITEM 16.FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDIA ACQUISITION CORP.
Dated: March 29, 2022

	By:	/s/ Shibasish Sarkar
	Name:	Shibasish Sarkar
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shibasish Sarkar	Chief Executive Officer and Chairman	March 29, 2022
Shibasish Sarkar	(Principal Executive Officer)

/s/ Vishwas Joshi	Chief Financial Officer	March 29, 2022
Vishwas Joshi	(Principal Accounting and Financial Officer)

/s/ Sanjay Wadhwa	Director	March 29, 2022
Sanjay Wadhwa

/s/ David M. Taghioff	Director	March 29, 2022
David M. Taghioff

/s/ Deepak Nayar	Director	March 29, 2022
Deepak Nayar

/s/ Paul F. Pelosi, Jr.	Director	March 29, 2022
Paul F. Pelosi, Jr.

/s/ Suresh Ramamurthi	Director	March 29, 2022
Suresh Ramamurthi

/s/ Klaas P. Baks	Director	March 29, 2022
Klaas P. Baks

INTERNATIONAL MEDIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

International Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of International Media Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Tampa, FL

March 29, 2022

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Cash	$224,707
Prepaid expenses	238,953
Total current assets	463,660
Investments held in Trust Account	230,006,777
Total Assets	$230,470,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$123,279
Accrued expenses	89,507
Accrued expenses - related party	50,000
Franchise tax payable	131,293
Total current liabilities	394,079
Deferred underwriting fee payable	8,050,000
Warrant liability	262,977
Total Liabilities	8,707,056

Commitments
Common stock subject to possible redemption, 23,000,000 shares at redemption value of $10 per share	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	655
Additional paid-in capital	564,600
Accumulated deficit	(8,801,874)
Total Stockholder’s Deficit	(8,236,619)
Total Liabilities and Stockholder’s Deficit	$230,470,437

The accompanying notes are an integral part of the audited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

For the Period from
January 15, 2021
(Inception) Through
December 31, 2021
Formation and operating costs	$600,741
Stock-based compensation expense	1,351,448
Franchise tax expense	131,293
Loss from operations	(2,083,482)
Expensed offering costs	(4,926)
Change in fair value of warrant liability	199,225
Interest and dividend income on investments held in trust account	6,777
Net loss	$(1,882,406)

Weighted average shares outstanding, basic, and diluted	15,189,291
Basic and diluted net loss per common share	$(0.12)

The accompanying notes are an integral part of the audited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholder’s
	Shares	Amount	in Capital	Deficit	Deficit
Balance at January 15, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,750,000	575	24,425	—	25,000
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	11,644,529	—	11,644,529
Proceeds from Initial Public Offering allocated to Public Rights, net of offering costs	—	—	6,853,620	—	6,853,620
Proceeds from sale of Private Units to Sponsor allocated to Private Shares, net of offering costs	796,900	80	7,173,920	—	7,174,000
Proceeds from sale of Private Units to Sponsor allocated to Private Rights, net of offering costs	—	—	250,879	—	250,879
Remeasurement of Public Shares to redemption value	—	—	(26,734,221)	(6,919,468)	(33,653,689)
Stock-based compensation	—	—	1,351,448	—	1,351,448
Net loss	—	—	—	(1,882,406)	(1,882,406)
Balance at December 31, 2021	6,546,900	$655	$564,600	$(8,801,874)	$(8,236,619)

The accompanying notes are an integral part of the audited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,882,406)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	1,351,448
Expensed offering costs	4,926
Interest and dividend income on investments held in trust account	(6,777)
Change in fair value of warrant liability	(199,225)
Changes in operating assets and liabilities:
Prepaid expenses	(238,953)
Accrued expenses	89,507
Accrued expenses - related party	50,000
Franchise tax payable	131,293
Accounts payable	123,279
Net cash used in operating activities	(576,908)

Cash flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount paid	225,400,000
Proceeds from the sale of private units	7,240,463
Proceeds from promissory note - related party	365,000
Repayment of promissory note - related party	(50,000)
Advance from Sponsor	94,537
Repayment of advance from Sponsor	(94,537)
Offering costs paid	(2,153,848)
Net cash provided by financing activities	230,801,615

Net Change in Cash	224,707
Cash - Beginning of period	—
Cash - End of period	$224,707

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$33,653,689
Deferred underwriting fee payable	$8,050,000
Repayment of promissory note through issuance of private units	$503,537
Offering costs paid in exchange for private units	$225,000
Offering costs paid via promissory note - related party	$213,537
Offering costs paid by Sponsor in exchange for issuance of common stock	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

International Media Acquisition Corp. (the “Company”) is a blank check company incorporated in the Delaware on January 15, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or geographic region (excluding China) for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through December 31, 2021, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement filed in connection with the Company’s Initial Public Offering was declared effective on July 28, 2021. On August 2, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 714,400 units (the “Private Units”), at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, Content Creation Media LLC (the “Sponsor”), generating gross proceeds of $7,144,000, which is described in Note 4.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval and assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the other holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares , their Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Sponsor and the other initial stockholders (as defined in Note 5) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to their Founder Shares and Private Shares if the Company fails to complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor and the other initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

As of December 31, 2021, the Company had $224,707 in cash and a working capital surplus of $49,343. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Investments Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 180 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. In accordance with the guidance contained in ASC 815, the Public Warrants qualify for equity treatment. The Private Warrants do not qualify as equity and are recorded as a liability at fair value. Changes in the estimated fair value of the Private Warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants (as defined in Note 4) was estimated using a Black-Scholes method (see Note 9).

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021, the redeemable common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption	$230,000,000

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the Period
from January 15, 2021
(Inception) Through
December 31, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,902,644)
Denominator:
Basic and diluted weighted average shares outstanding	15,189,291
Basic and diluted net loss per share of common stock	$(0.13)

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

See Note 9 for additional information on assets and liabilities measured at fair value.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 714,400 Private Units at a price of $10.00 per Private Unit ($7,144,000 in the aggregate). Each Private Unit consists of one share of common stock (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder to receive one-twentieth of one share of common stock at the closing of a Business Combination (see Note 8). Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

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

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of an additional 82,500 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $825,000.

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

On July 22, 2021, the Sponsor sold 30,000 of its Founder Shares to each of its five independent directors (the “Directors”) (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Directors was determined to be $787,500 as of July 22, 2021. As such, the Company recognized compensation expense of $786,848 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

On September 17, 2021, the Sponsor sold 25,000 of its Founder Shares to an additional independent director (the “Additional Director”) for consideration of approximately $0.004 per. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Additional Director was determined to be $141,250 as of September 17, 2021. As such, the Company recognized compensation expense of $141,150 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Sponsor sold 75,000 of its Founder Shares to an independent consultant (the “Consultant”) for consideration of approximately $0.004 per. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Consultant was determined to be $423,750 as of September 17, 2021. As such, the Company recognized compensation expense of $423,450 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

Promissory Notes - Related Party

On February 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Initial Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021, and June 17, 2021, the Company issued additional unsecured promissory notes to the Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note”, the “IPO Promissory Notes”), pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

On January 14, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Post-IPO Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $500,000 in two installments of (i) $300,000 during the month of March 2022, and (ii) $200,000 during the month of June 2022. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to 355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $50,000 of expenses were incurred for the period from January 15, 2021 (inception) through December 31, 2021 and are included in operating and formation costs in the condensed statements of operations. As of  December 31, 2021, $50,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheet.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Pursuant to the underwriting agreement, the underwriters were paid a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering and full exercise of the over-allotment option. In addition, $0.35 per Unit sold in the Initial Public Offering, or $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. $20,000 expense was recognized in the Company’s Statement of Operations for the period from January 15, 2021 (inception) through December31, 2021 under this agreement.

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

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. Expense recognized in the Company’s Statement of Operations for the period from January 15, 2021 (inception) through December31, 2021 under this agreement was $48,000.

On October 29, 2021, the Company entered into a letter of engagement and terms of business (the “Letter of Engagement”) with Sterling Media Ltd (“Sterling Media”), pursuant to which the Company engaged Sterling Media to provide strategic media coverage for the Company commencing on October 29, 2021 and ending on June 30, 2022 (the “Term of Engagement Letter”). In consideration for the services Sterling Media provides to the Company, the Company agreed to pay Sterling Media a total fee of £20,000 during the Term of Engagement Letter in accordance with the terms of the Letter of Engagement. An additional mutually agreed financial fee may be awarded to Sterling Media for deals secured by Sterling Media that may result in clearly significant brand enhancement and/or potential future income for the Company. Expense recognized in the Company’s Statement of Operations for the period from January 15, 2021 (inception) through December31, 2021 under this agreement was $28,520.

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from January 15, 2021 (inception) through December 31, 2021 under this agreement was $33,750.

On January 12, 2022, the Company entered into a letter of engagement with Chardan Capital Markets, LLC (“Chardan”), pursuant to which the Company engaged Chardan to provide capital markets advisory services commencing from January 12, 2022 and ending on the close of a potential placement related to the Company’s initial business combination. In consideration for the services Chardan will provide to the Company, the Company agreed to pay Chardan a total fee of 5% of the aggregate sales price of securities sold in the financing transaction plus reimbursement of out-of-pocket expenses capped at $25,000.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

On January 12, 2022, the Company also entered into a letter of engagement with Chardan, pursuant to which the Company engaged Chardan to provide merger and acquisition advisory services commencing from January 12, 2022 and ending on close of the Company’s initial business combination. In consideration for the services Chardan provides to the Company, the Company agreed to pay Chardan a total fee equal to: (i) if the Company enters into a business combination involving a party other than a target introduced by Chardan, one-half of one percent (0.5%) of the aggregate value of the business combination; and (ii) if we consummate a business combination with a target introduced by Chardan, three percent (3%) of the first $100 million aggregate value of the target, two percent (2.0%) of the aggregate value of the target greater than $100 million but less than $200 million, and one percent (1.0%) of the aggregate value of the target greater than $200 million but less than $300 million, paid at the close of the business combination plus reimbursement of out-of-pocket expenses capped at $25,000.

On March 18, 2022, the Company entered into an engagement letter with Ontogeny Capital relating to corporate advisory & management consultancy services for the purpose of raising capital in form of private investment in public equity (“PIPE”) financing.  Ontogeny Capital will receive a contingent fee equal to 5% of the gross proceeds of securities sold in the PIPE up to $75 million in gross proceeds and 5.5% of the gross proceeds of securities sold in the PIPE from $75 million up to $150 million in gross proceeds. The engagement letter also provides for an additional incremental discretionary fee of 0.5% of gross proceeds if the gross proceeds of securities sold in a PIPE are above $150 million.

NOTE 7. WARRANTS

As of December 31, 2021, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2021, there were 29,546,900 shares of common stock issued and outstanding (including 23,000,000 shares of common stock subject to possible redemption).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$230,006,777	$230,006,777	$—	$—
Liabilities
Warrant liability – Private Warrants	$262,977	$—	$—	$262,977

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2,
	2021 (Initial	As of December
	Measurement)	31, 2021
Unit price	$10.00	$10.00
Common stock price	$9.44	$9.82
Dividend yield	—%	—%
Term to Business Combination (years)	1.00	0.59
Volatility	16.0%	8.3%
Risk-free rate	0.88%	1.31%
Fair value	$0.58	$0.33

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(199,225)
Fair value as of December 31, 2021	$262,977

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from January 15, 2021 (inception) through December 31, 2021.

The Company recognized a gain in the accompanying Statement of Operations of $199,225 related to change in fair value of warrant liability for the period from January 15, 2021 (inception) through December 31, 2021.

NOTE 10. INCOME TAX

For the year ended
Deferred tax assets:	December 31, 2021
StartUp/Organization Costs	165,204
Net operating loss	34,242
Total deferred tax assets	$199,446
Valuation allowance	(199,446)
Deferred tax asset, net of allowance	$—

The income tax benefit (provision) consists of the following:

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

For the year ended
December 31, 2021
Current
Federal	$—
State	—
Deferred
Federal	(152,304)
State	(47,412)
Valuation allowance	199,446
Income tax provision	$—

As of December 31, 2021, the Company has $124,516 of U.S. federal net operating loss carryovers, which do not expire, and $124,516 of the state net operating loss carryovers, that expire in 2041, are available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 15, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $199,446.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows

For the year ended
December 31, 2021
Statutory federal income tax rate	21.0%
New Jersey statutory rate	6.50%
Change in fair value of warrant liability	2.91%
Expensed offering costs	(0.07)%
Change in valuation allowance	(10.60)%
Stock Compensation	(19.74)%
Income Taxes Provision (Benefit)	0.00%

The effective tax rate differs from the federal and state statutory rate of 21% and 6.5% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company's net operating losses, as well as the change in the fair value of warrant liability, stock compensation expenses, warrant issuance costs, and state income taxes net of federal benefit.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. The Company’s tax returns for the year ended December 31, 2021, remain open and subject to examination.

NOTE 11. SUBSEQUENT EVENTS

On February 16, 2022, Gregory R. Silverman notified International Media Acquisition Corp. (the “Company”) that he is resigning from the Board of Directors (the “Board”) of the Company effective immediately. Prior to his resignation Mr. Silverman served on the Compensation Committee. Mr. Silverman’s resignation is in relation to time commitments with other business responsibilities and was not as a result of any disagreement with the Company or the Board.

Also on February 16, 2022, the Board (i) reduced the size of the Board from eight directors to seven directors, and (ii) appointed Klaas P. Baks, a current member of the Board, to the Compensation Committee and the Audit Committee effective immediately.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.