Form 10-Q
period 2022-03-31
International Media Acquisition Corp.
filed 2022-05-16
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 29,546,900 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	3

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ Deficit for the periods from January 1, 2022 through March 31, 2022 (unaudited) and January 15, 2021 (inception) through March 31, 2021 (unaudited)	5

	Condensed Statement of Cash Flows for the period from January 1, 2022 through March 31, 2022 (unaudited) and January 15, 2021 (inception) through March 31, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	29

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	30

Item 1A.	RISK FACTORS	30

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

Item 3.	DEFAULTS UPON SENIOR SECURITIES	30

Item 4.	MINE SAFETY DISCLOSURES	31

Item 5.	OTHER INFORMATION	31

Item 6.	EXHIBITS	32

SIGNATURES

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022(unaudited)	2021 (audited)
ASSETS
Cash	$107,684	$224,707
Prepaid expenses	192,200	238,953
Total current assets	299,884	463,660
Investments held in Trust Account	230,029,938	230,006,777
Total Assets	$230,329,823	$230,470,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$493,979	$394,079
Promissory note- related party	195,000	—
Total current liabilities	688,979	394,079
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	143,442	262,977
Total Liabilities	8,882,421	8,707,056

Commitments (see Note 7)

Common stock subject to possible redemption, 23,000,000 shares at redemption value of $10 per share	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	655	655
Additional paid-in capital	564,600	564,600
Accumulated deficit	(9,117,853)	(8,801,874)
Total Stockholder’s Deficit	(8,552,598)	(8,236,619)
Total Liabilities and Stockholder’s Deficit	$230,329,823	$230,470,437

See accompanying notes to unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from January 15,
		2021 (Inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021
Formation and operating costs	$458,675	$1,525
Loss from operations	(458,675)	(1,525)
Change in fair value of warrant liability	119,535	—
Interest and dividend income on investments held in trust account	23,161	—
Net loss	$(315,979)	$(1,525)

Weighted average shares outstanding, basic and diluted	29,546,900	5,000,000
Basic and diluted net loss per common share	$(0.01)	$(0.00)

See accompanying notes to unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

From January 15, 2021 (inception) through March 31, 2021

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholder’s
	Shares	Amount	in Capital	Deficit	Deficit
Balance at January 15, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Common Stock	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(1,525)	(1,525)
Balance at March 31, 2021	5,750,000	$575	$24,425	$(1,525)	$23,475

Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	6,546,900	$655	$564,600	$(8,801,874)	$(8,236,619)
Net loss	—	—	—	(315,979)	(315,979)
Balance at March 31, 2022	6,546,900	$655	$564,600	$(9,117,853)	$(8,552,598)

See accompanying notes to unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Period from
	Three Months	January 15, 2021
	Ended March 31,	(Inception) Through
	2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(315,979)	$(1,525)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(23,161)	—
Change in fair value of warrant liability	(119,535)
Changes in operating assets and liabilities:
Prepaid expenses	46,753	—
Accounts payable and accrued expenses	99,900	1,000
Net cash used in operating activities	(312,023)	(525)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	195,000	165,000
Repayment of promissory note - related party	—	(50,000)
Offering costs paid	—	(107,500)
Net cash provided by financing activities	195,000	7,500

Net Change in Cash	(117,023)	6,975
Cash - Beginning of period	224,707	—
Cash - End of period	$107,684	$6,975

Non-cash investing and financing activities
Offering costs paid in exchange for private units		$25,000
Offering included in accrued offering costs		$37,640
Offering costs paid via promissory note - related party		$181,737

See accompanying notes to unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through March 31, 2022, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of March 31, 2022, the Company held cash outside the Trust Account of $107,684 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 2, 2022 to consummate a Business Combination. The Company may elect, if requested by the Sponsor, to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (or up to 18 months total) subject to the Sponsor depositing into the Trust Account $0.10 per share subject to redemption ($2.3 million for 23,000,000 shares) on or prior to the date of each applicable deadline and for each three month extension ($4.6 million if both extensions are elected). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2022.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments Held in Trust Account

As of March 31, 2022, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 180 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of March 31, 2022, the redeemable common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption	$230,000,000

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company files income tax returns in the U.S federal jurisdiction and New Jersey.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the three months ended
	March 31, 2022	March 31, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(315,979)	$(1,525)
Denominator:
Basic and diluted weighted average shares outstanding	29,546,900	5,000,000
Basic and diluted net loss per share of common stock	$(0.01)	$(0.00)

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 7, 2021, the Sponsor entered into agreements with two independent directors of the Company to transfer 95,000 Founder Shares to each director, subject to and upon closing of the Company’s initial business combination. As such, under ASC 718, these shares are transferred subject to a performance condition and compensation expense will be recognized at the date of a business combination when earned.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Notes - Related Party

On February 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Initial Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021, and June 17, 2021, the Company issued additional unsecured promissory notes to the Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note”, the “IPO Promissory Notes”), pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

On January 14, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Post-IPO Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $500,000 in two installments of (i) $300,000 during the month of March 2022, and (ii) $200,000 during the month of June 2022 at the Company’s discretion. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to 355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of March 31, 2022 and December 31, 2021, the amount outstanding on the promissory note was $195,000 and $0 respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 of expenses were incurred for the period from January 01, 2022 through March 31, 2022, and are included in operating and formation costs in the condensed statements of operations. As of March 31, 2022 and December, 31, 2021, $80,000 and $50,000, respectively, related to this agreement is included in accounts payable and accrued expenses in the condensed balance sheet.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. Expense recognized in the Company's Statement of Operations for the period from January 01, 2022 through March 31, 2022 under this agreement was $10,000.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. Expense recognized in the Company's Statement of Operations for the period January 01, 2022 through March 31, 2022 under this agreement was $36,000.

On October 29, 2021, the Company entered into a letter of engagement and terms of business with Sterling Media Ltd (“Sterling Media”), pursuant to which the Company engaged Sterling Media to provide strategic media coverage for the Company. In consideration for the services Sterling Media provides to the Company, the Company agreed to pay Sterling Media a total fee of $28,250. An additional mutually agreed financial fee may be awarded to Sterling Media for deals secured by Sterling Media that may result in clearly significant brand enhancement and/or potential future income for the Company.

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company's Statement of Operations for the period from January 01, 2022 through March 31, 2022 under this agreement was $33,750.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS

As of March 31, 2022, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2022, there were 29,546,900 shares of common stock issued and outstanding (including 23,000,000 shares of common stock subject to possible redemption).

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$230,029,938	$230,029,938	$—	$—
Liabilities
Warrant liability - Private Warrants	$143,442	$—	$—	$143,442

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2,
	2021 (Initial	As of March 31,
	Measurement)	2022
Unit price	$10.00	$10.00
Common stock price	$9.44	$9.91
Dividend yield	—%	—%
Term to Business Combination (years)	1.00	0.34
Volatility	16.0%	3.6%
Risk-free rate	0.88%	2.42%
Fair value	$0.58	$0.18

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(318,760)
Fair value as of March 31, 2022	$143,442

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from January 01, 2022 through March 31, 2022.

The Company recognized a gain in the accompanying Statement of Operations of $119,535 related to change in fair value of warrant liability for the period from January 01, 2022 through March 31, 2022.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 1, 2022 through March 31, 2022 were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 01, 2022 through March 31, 2022, we had a net loss of $315,979, which resulted from franchise tax expense of $48,767, formation and operating costs of $409,908 and was offset in part by a change in the fair value of our warrant liability of $119,535 and interest and dividend income on investments held in the trust account of $23,161.

Liquidity and Capital Resources

For the period from January 01, 2022 through March 31, 2022, net cash used in operating activities was $312,023.

For the period from January 01, 2022 through March 31, 2022, net cash provided by financing activities was $195,000, which was due to proceeds from promissory note - related party of $195,000.

As of March 31, 2022, we had $107,684 in our operating bank account.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 2, 2022 to consummate a Business Combination. The Company may elect, if requested by the Sponsor, to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (or up to 18 months total) subject to the Sponsor depositing into the Trust Account $0.10 per share subject to redemption ($2.3 million for 23,000,000 shares) on or prior to the date of each applicable deadline and for each three month extension ($4.6 million if both extensions are elected). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2022.

We believe that the $107,684 in our operating bank account as of March 31, 2022 and $555,000 of additional funds available to us at our discretion under the Post IPO Promissory Note (as mentioned below), will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $157,904 for accounting, audit and other third-party expenses attendant to the structuring and negotiation of a business combination; $451,069 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; and approximately $25,000 for working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

On January 14, 2022, we issued an unsecured promissory note to the Sponsor (the “Post-IPO Promissory Note”), pursuant to which we could borrow up to an aggregate of $500,000 in two installments of (i) up to $300,000 during the month of March 2022, and (ii) up to $200,000 during the month of June 2022 at our discretion. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which we consummate an initial business combination.

On March 29, 2022, we amended and restated the Post-IPO Promissory Note, such that the aggregate amount we can borrow at our discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to 355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of March 31, 2022 and December 31, 2021, the amount outstanding on the promissory note was $195,000 and $0 respectively.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. As of March 31, 2022, we have accrued $20,000 as expense.

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

Common Stock Subject to Possible Redemption

All of the 23,000,000 Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC

480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable Public Shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Share Based Payment Arrangements

On July 7, 2021, the Sponsor entered into agreements with two independent directors to transfer 95,000 Founder Shares to each director, subject to and upon closing of our initial business combination. As such, under ASC 718, these shares are transferred subject to a performance condition and compensation expense will be recognized at the date of a business combination when earned.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, due to the previously reported material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

As previously disclosed, management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above) and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
10.1	Promissory Note, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Registrant on January 14, 2022).
10.2	Amended and Restated Promissory Note, dated March 29, 2022 (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

International Media Acquisition Corp.

Date: May 16, 2022	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer

International Media Acquisition Corp.

Date: May 16, 2022	By:	/s/ Vishwas Joshi
Vishwas Joshi
Chief Financial Officer