Form 10-Q
period 2022-06-30
International Media Acquisition Corp.
filed 2022-08-12
CIK 1846235

fv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 8,688,795 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	3

	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)	5

	Condensed Statement of Cash Flows for the six months ended June 30, 2022 and for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Item 4.	CONTROLS AND PROCEDURES	31

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	32

Item 1A.	RISK FACTORS	32

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

Item 3.	DEFAULTS UPON SENIOR SECURITIES	32

Item 4.	MINE SAFETY DISCLOSURES	32

Item 5.	OTHER INFORMATION	32

Item 6.	EXHIBITS	34

SIGNATURES

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022 (unaudited)	2021 (audited)
ASSETS
Cash	$43,773	$224,707
Prepaid expenses	85,947	238,953
Total current assets	129,720	463,660
Investments held in Trust Account	230,340,524	230,006,777
Total Assets	$230,470,244	$230,470,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$535,640	$344,079
Accrued expenses - related party	110,000	50,000
Promissory note- related party	445,000	—
Income tax payable	31,090	—
Total current liabilities	1,121,730	394,079
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	55,783	262,977
Total Liabilities	9,227,513	8,707,056

Commitments (see Note 7)
Common stock subject to possible redemption: 23,000,000 shares issued and outstanding at $10.02 and $10.00 redemption value as of June 30, 2022 and December 31, 2021, respectively	230,340,524	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	655	655
Additional paid-in capital	224,076	564,600
Accumulated deficit	(9,322,524)	(8,801,874)
Total Stockholder’s Deficit	(9,097,793)	(8,236,619)
Total Liabilities and Stockholder’s Deficit	$230,470,244	$230,470,437

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from January 15,
				2021 (Inception)
				Through
	Three Months Ended	Three Months Ended	Six Months Ended	June 30,
	June 30, 2022	June 30, 2021	June 30, 2022	2021
Formation and operating costs	$571,827	$864	$1,030,502	$2,389
Loss from operations	(571,827)	(864)	(1,030,502)	(2,389)
Change in fair value of warrant liability	87,659	—	207,194	—
Interest and dividend income on investments held in trust account	310,587	—	333,748	—
Loss before provision for income taxes	$(173,581)	$(864)	$(489,560)	$(2,389)
Provision for income taxes	31,090	—	31,090	—
Net loss	$(204,671)	$(864)	$(520,650)	$(2,389)

Weighted average shares outstanding, basic and diluted	29,546,900	5,000,000	29,546,900	5,000,000
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY( DEFICIT)

(UNAUDITED)

For the three and six months ended June 30, 2022

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholder’s
	Shares	Amount	in Capital	Deficit	Deficit
Balance at December 31, 2021	6,546,900	$655	$564,600	$(8,801,874)	$(8,236,619)
Net loss	—	—	—	(315,979)	(315,979)
Balance at March 31, 2022	6,546,900	$655	$564,600	$(9,117,853)	$(8,552,598)
Net loss	—	—	—	(204,671)	(204,671)
Remeasurement of Class A Ordinary Shares Subject to redemption	—	—	(340,524)	—	(340,524)
Balance at June 30, 2022	6,546,900	$655	$224,076	$(9,322,524)	$(9,097,793)

For the three months ended June 30, 2021 and the period from January 15 (inception) through June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 15, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(1,525)	(1,525)
Balance at March 31, 2021	5,750,000	$575	$24,425	$(1,525)	$23,475
Net loss		—	—	(864)	(864)
Balance at June 30, 2021	5,750,000	$575	$24,425	$(2,389)	$22,611

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Period from
	Six Months	January 15, 2021
	Ended June 30,	(Inception) Through
	2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(520,650)	$(2,389)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(333,748)	—
Change in fair value of warrant liability	(207,194)
Changes in operating assets and liabilities:
Prepaid expenses	153,006	—
Income tax payable	31,090	—
Accounts payable and accrued expenses	251,562	1,000
Net cash used in operating activities	(625,934)	(1,389)

Cash flows from Investing Activities:
Cash deposited in Trust Account	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	445,000	265,000
Repayment of promissory note - related party	—	(50,000)
Offering costs paid	—	(187,833)
Net cash provided by financing activities	445,000	27,167

Net Change in Cash	(180,934)	25,778
Cash - Beginning of period	224,707	—
Cash - End of period	$43,773	$25,778

Non-cash investing and financing activities
Offering costs paid in exchange for private units	$—	$97,069
Offering included in accrued offering costs	$—	$188,537
Offering costs paid via promissory note - related party	$—	$25,000
Remeasurement of Class A Ordinary Shares Subject to Redemption	$340,524	$—

The accompanying notes are an integral part of the unaudited condensed financial statements

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2022, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval and assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the other holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares, their Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Sponsor and the other initial stockholders (as defined in Note 5) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to their Founder Shares and Private Shares if the Company fails to complete a Business Combination within 15 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 15 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor and the other initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until 15 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights and warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

August 2022 Extension

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Combination Period”). On July 26, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 (the “Trust Amendment”) by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 20,858,105 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.023 per share. Approximately $209 million in cash was paid from the Trust Account to such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $21.50 million.

On July 26, 2022, the extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022.

Liquidity and Going Concern

As of June 30, 2022, the Company held cash outside the Trust Account of $43,773 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination , to redeem Common Stock or for making tax payment.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until August 2, 2022 to consummate a Business Combination. The Company may elect, following the Trust Amendment, to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (or up to 18 months total) subject to the Sponsor depositing into the Trust Account $350,000 for each three-month extension ($700,000 if both extensions are elected). On July 26, 2022, an extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2022.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023. Management plans to continue to draw down on its promissory notes, available for up to $1,200,000 out of $1,645,000 and repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 30, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Investments Held in Trust Account

As of June 30, 2022, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 180 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2022, the redeemable common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, December 31, 2021	$230,000,000

Plus:
Remeasurement of carrying value to redemption value	340,524
Common stock subject to possible redemption, June 30, 2022	$230,340,524

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company files income tax returns in the U.S federal jurisdiction and New Jersey.

Our effective tax rate was -17.91% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and -6.4%  and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the year period ended June 30, 2022, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

		For the Period from
		January 15, 2021
	Six Months Ended	(Inception) Through
	June 30, 2022	June 30, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(520,650)	$(2,389)
Denominator:
Basic and diluted weighted average shares outstanding	29,546,900	5,000,000
Basic and diluted net loss per share of common stock	$(0.02)	$(0.00)

	For the three months ended
	June 30, 2022	June 30, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(204,671)	$(864)
Denominator:
Basic and diluted weighted average shares outstanding	29,546,900	5,000,000
Basic and diluted net loss per share of common stock	$(0.01)	$(0.00)

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to 355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of June 30, 2022 and December 31, 2021, the amount outstanding on the promissory note was $445,000 and $0 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of June 30, 2022 and December 31, 2021, the amount outstanding on the August 2022 Promissory Note was $0 and $0 respectively. In July 2022 Company borrowed $195,000 under the August 2022 Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $60,000 of expenses were incurred for the period from January 01, 2022 through June 30, 2022, and are included in operating and formation costs in the condensed statements of operations. As of June 30, 2022 and December, 31, 2021, the amount outstanding under this agreement is $110,000 and $50,000, respectively.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. Expense recognized in the Company’s Statement of Operations for the period from January 01, 2022 through June 30, 2022 under this agreement was $20,000.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

over-allotment option. In addition, upon the consummation of the Company’s initial Business Combination, the Company has agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services.

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. Expense recognized in the Company’s Statement of Operations for the period January 01, 2022 through March 31, 2022 under this agreement was $36,000. Agreement was terminated in April 2022 and since no further payment accrued or paid under this agreement.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from January 01, 2022 through June 30, 2022 under this agreement was $67,500.

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

On June 9, 2022, we entered into a letter of engagement with ADAS Capital Partners and Lone Cypress Holdings (“ADAS”) , pursuant to which we engaged ADAS to provide Company with introduction to investors residing in geographies outside of United States of America, assist in negotiations with introduced parties, assist with closing with introduced parties, assets with getting certain

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

capital back from certain individuals and any other services deemed appropriate. In consideration for the services ADAS will provide to us, we agreed to pay ADAS a total fee of $25,000.

On June 24, 2022, we entered into a letter of engagement with Morrow Sodali (“Morrow”), pursuant to which we engaged Morrow to act as Solicitation Agent for shareholders of International Media Acquisition Corp. (“IMAQ” or the “Company”) in connection with Company’s Special Meeting (Extension Meeting) to be held in the third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) and when amended and approved by the SEC and distributed to your shareholders (the “SEC Approval Date”). In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $25,000.

On June 28, 2022, we entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $24,000.

NOTE 7. WARRANTS

As of June 30, 2022, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2022, there were 29,546,900 shares of common stock issued and outstanding (including 23,000,000 shares of common stock subject to possible redemption).

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$230,340,524	$230,340,524	$—	$—
Liabilities
Warrant liability - Private Warrants	$55,783	$—	$—	$55,783

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2,
	2021 (Initial	As of June 30,
	Measurement)	2022
Unit price	$10.00	$10.00
Common stock price	$9.44	$9.98
Dividend yield	—%	—%
Term to Business Combination (years)	1.00	0.50
Volatility	16.0%	0.0%
Risk-free rate	0.88%	3.02%
Fair value	$0.58	$0.07

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from January 01, 2022 through June 30, 2022.

The Company recognized a gain in the accompanying Statement of Operations of $207,194 related to change in fair value of warrant liability for the period from January 01, 2022 through June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

August 2022 Extension

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Combination Period”). On July 26, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 (the “Trust Amendment”) by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 20,858,105 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.023 per share. Approximately $209 million in cash was paid from the Trust Account to such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $21.50 million.

On July 26, 2022, the extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022.

On August 10, 2022, the Company issued the August 2022 Promissory Note, pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of June 30, 2022 and December 31, 2021, the amount outstanding on the August 2022 Promissory Note was $0 and $0 respectively. In July 2022 Company borrowed $195,000 under the August 2022 Promissory Note.

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

Overview

We are a blank check company incorporated on January 15, 2021, in Delaware and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 1, 2022 through June 30, 2022 were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $204,671, which resulted from franchise tax and income tax expense of $80,953, formation and operating costs of $521,964 and was offset in part by a change in the fair value of our warrant liability of $87,659 and interest and dividend income on investments held in the trust account of $310,587.

For the three months ended June 30, 2021, we had a net loss of $864, which resulted from formation and operating costs of $864.

For the six months ended June 30, 2022, we had a net loss of $520,650, which resulted from franchise tax and income tax expense of $129,720, formation and operating costs of $931,872 and was offset in part by a change in the fair value of our warrant liability of $207,194 and interest and dividend income on investments held in the trust account of $333,748.

For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of $2,389, which resulted from formation and operating costs of $2,389.

Liquidity and Capital Resources

As of June 30, 2022, we had $43,773 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

The proceeds from the Private Units was added to the proceeds from the Initial Public Offering to be held in the trust account. If we do not complete our initial business combination within 15 months (or up to 18 months if our time to complete a business combination is extended), the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the rights and warrants included in the Private Units.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until August 2, 2022 to consummate a Business Combination. The Company may elect, following the Trust Amendment, to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (or up to 18 months total) subject to the Sponsor depositing into the Trust Account $350,000 for each three month extension ($700,000 if both extensions are elected). On July 26, 2022, an extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2022.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023. Management plans to continue to draw down on its promissory note, available for up to $1,200,000 out of $1,645,000 and repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

We believe that the $43,773 in our operating bank account as of June 30, 2022; $500,000 of additional funds provided by sponsors on July 14, 2022 under the Post IPO Promissory Note and commitment from sponsor to provide further loan as and when required, will be insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $207,248 for accounting, audit and other third-party expenses attendant to the structuring and negotiation of a business combination; $316,679 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; $700,000 SEC extension fee; $200,000 for franchise tax payment and approximately $65,000 for working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

On March 29, 2022, we amended and restated the Post-IPO Promissory Note, such that the aggregate amount we can borrow at our discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to 355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of June 30, 2022 and December 31, 2021, the amount outstanding on the promissory note was $445,000 and $0 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of June 30, 2022 and December 31, 2021, the amount outstanding on the August 2022 Promissory Note was $0 and $0 respectively. In July 2022 Company borrowed $195,000 under the August 2022 Promissory Note.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. As of June 30, 2022, we have accrued $40,000 as expense.

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

On September 17, 2021, we entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which we engaged Mr. Cherian to provide financial advisory services to us for a period of 12 months. In consideration for his services, we agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. Agreement was terminated in April 2022 and since no further payment accrued or paid under this agreement.

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

On June 9, 2022, we entered into a letter of engagement with ADAS Capital Partners and Lone Cypress Holdings (“ADAS”) , pursuant to which we engaged ADAS to provide Company with introduction to investors residing in geographies outside of United States of America, assist in negotiations with introduced parties, assist with closing with introduced parties, assets with getting certain capital back from certain individuals and any other services deemed appropriate. In consideration for the services ADAS will provide to us, we agreed to pay ADAS a total fee of $25,000.

On June 24, 2022, we entered into a letter of engagement with Morrow Sodali (“Morrow”), pursuant to which we engaged Morrow to act as Solicitation Agent for shareholders of International Media Acquisition Corp. (“IMAQ” or the “Company”) in connection with Company’s Special Meeting (Extension Meeting) to be held in the third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) and when amended and approved by the SEC and distributed to your shareholders

(the “SEC Approval Date”). In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $25,000.

On June 28, 2022, we entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $24,000.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of  June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of  June 30, 2022, due to the previously reported material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments, stock-based compensation and control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 10, 2022, we issued an unsecured promissory note in the aggregate principal amount of $895,000 to Content Creation Media LLC, the Sponsor. Pursuant to the note, the Sponsor agreed to loan to us an aggregate amount of up to $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at our discretion. The note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the note will be repaid only from amounts remaining outside of our trust account, if any. We intend to use the proceeds of the note for working capital purposes and to fund the Trust Account in connection with extensions of the time we have to complete our initial business combination.

The foregoing description of the promissory note is qualified in its entirety by reference to the full text of the note, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
10.1*	Promissory Note, dated August 10, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

International Media Acquisition Corp.

Date: August 11, 2022	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive Officer)

International Media Acquisition Corp.

Date: August 11, 2022	By:	/s/ Vishwas Joshi
Vishwas Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)