Form 10-QT
period 2022-03-31
International Media Acquisition Corp.
filed 2022-09-29
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2022 to March 31, 2022

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

As of September 28, 2022, there were 8,688,795 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On August 16, 2022, the board of directors of International Media Acquisition Corp. (the “Company”) approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws. The Company is hereby filing a Transition Report on Form 10-QT for the transition period from January 1, 2022 to March 31, 2022.

INTERNATIONAL MEDIA ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	3

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the periods from January 1, 2022 through March 31, 2022 (unaudited) and January 15, 2021 (inception) through March 31, 2021 (unaudited)	5

	Condensed Statement of Cash Flows for the period from January 1, 2022 through March 31, 2022 (unaudited) and January 15, 2021 (inception) through March 31, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

Item 4.	CONTROLS AND PROCEDURES	30

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	31

Item 1A.	RISK FACTORS	31

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

Item 3.	DEFAULTS UPON SENIOR SECURITIES	31

Item 4.	MINE SAFETY DISCLOSURES	31

Item 5.	OTHER INFORMATION	31

Item 6.	EXHIBITS	32

SIGNATURES

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022(unaudited)	2021 (audited)
ASSETS
Cash	$107,685	$224,707
Prepaid expenses	192,200	238,953
Total current assets	299,885	463,660
Investments held in Trust Account	230,029,938	230,006,777
Total Assets	$230,329,823	$230,470,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$493,979	$394,079
Promissory note- related party	195,000	—
Total current liabilities	688,979	394,079
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	143,442	262,977
Total Liabilities	8,882,421	8,707,056

Commitments (see Note 7)

Common stock subject to possible redemption, 23,000,000 shares at redemption value of $10 per share	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	655	655
Additional paid-in capital	564,600	564,600
Accumulated deficit	(9,117,853)	(8,801,874)
Total Stockholder’s Deficit	(8,552,598)	(8,236,619)
Total Liabilities and Stockholder’s Deficit	$230,329,823	$230,470,437

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

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

From January 15, 2021 (inception) through March 31, 2021

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholder’s
	Shares	Amount	in Capital	Deficit	Equity
Balance at January 15, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Common Stock	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(1,525)	(1,525)
Balance at March 31, 2021	5,750,000	$575	$24,425	$(1,525)	$23,475

Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	6,546,900	$655	$564,600	$(8,801,874)	$(8,236,619)
Net loss	—	—	—	(315,979)	(315,979)
Balance at March 31, 2022	6,546,900	$655	$564,600	$(9,117,853)	$(8,552,598)

See accompanying notes to unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Period from
	Three Months	January 15, 2021
	Ended March 31,	(Inception) Through
	2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(315,979)	$(1,525)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(23,161)	—
Change in fair value of warrant liability	(119,535)
Changes in operating assets and liabilities:
Prepaid expenses	46,753	—
Accounts payable and accrued expenses	99,900	1,000
Net cash used in operating activities	(312,022)	(525)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	195,000	165,000
Repayment of promissory note - related party	—	(50,000)
Offering costs paid	—	(107,500)
Net cash provided by financing activities	195,000	7,500

Net Change in Cash	(117,022)	6,975
Cash - Beginning of period	224,707	—
Cash - End of period	$107,685	$6,975

Non-cash investing and financing activities
Offering costs paid in exchange for private units		$25,000
Offering included in accrued offering costs		$37,640
Offering costs paid via promissory note - related party		$181,737

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

Liquidity and Going Concern

As of March 31, 2022, the Company held cash outside the Trust Account of $107,685 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to redeem Common Stock or for making tax payment.

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

Fiscal Year End Change (Transition Period)

On August 16, 2022, the board of directors of International Media Acquisition Corp. (the “Company”) approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws. As a result of the change in fiscal year end, this document reflects the Company’s Transition Report on Form 10-Q for the period from January 1, 2022 through March 31, 2022. The Company’s next fiscal year will run from April 1, 2022 through March 31, 2023 (Fiscal 2023). Consequently, there will be no Fiscal 2022.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 of expenses were incurred for the period from January 1, 2022 through March 31, 2022, and are included in operating and formation costs in the condensed statements of operations. As of March 31, 2022 and December, 31, 2021, $80,000 and $50,000, respectively, related to this agreement is included in accounts payable and accrued expenses in the condensed balance sheet.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. Expense recognized in the Company’s Statement of Operations for the period from January 1, 2022 through March 31, 2022 under this agreement was $10,000.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. Expense recognized in the Company’s Statement of Operations for the period January 1, 2022 through March 31, 2022 under this agreement was $36,000.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from January 1, 2022 through March 31, 2022 under this agreement was $33,750.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from January 1, 2022 through March 31, 2022.

The Company recognized a gain in the accompanying Statement of Operations of $119,535 related to change in fair value of warrant liability for the period from January 1, 2022 through March 31, 2022.

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

On June 9, 2022, we entered into a letter of engagement with ADAS Capital Partners and Lone Cypress Holdings (“ADAS”), pursuant to which we engaged ADAS to provide Company with introduction to investors residing in geographies outside of United States of America, assist in negotiations with introduced parties, assist with closing with introduced parties, assets with getting certain capital back from certain individuals and any other services deemed appropriate. In consideration for the services ADAS will provide to us, we agreed to pay ADAS a total fee of $25,000.

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

For the period from January 1, 2022 through March 31, 2022, we had a net loss of $315,979, which resulted from franchise tax expense of $48,767, formation and operating costs of $409,908 and was offset in part by a change in the fair value of our warrant liability of $119,535 and interest and dividend income on investments held in the trust account of $23,161.

Fiscal Year End Change (Transition Period)

On August 16, 2022, the board of directors of International Media Acquisition Corp. (the “Company”) approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws. As a result of the change in fiscal year end, this document reflects the Company’s Transition Report on Form 10-Q for the period from January 1, 2022 through March 31, 2022. The Company’s next fiscal year will run from April 1, 2022 through March 31, 2023 (Fiscal 2023). Consequently, there will be no Fiscal 2022.

Liquidity and Capital Resources

For the period from January 1, 2022 through March 31, 2022, net cash used in operating activities was $312,022.

For the period from January 1, 2022 through March 31, 2022, net cash provided by financing activities was $195,000, which was due to proceeds from promissory note - related party of $195,000.

As of March 31, 2022, we had $107,685 in our operating bank account.

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

We believe that the $107,685 in our operating bank account as of March 31, 2022 and $555,000 of additional funds available to us at our discretion under the Post IPO Promissory Note (as mentioned below), will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until August 2, 2022 to consummate a Business Combination. The Company may elect, following the Trust Amendment, to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (or up to 18 months total) subject to the Sponsor depositing into the Trust Account $350,000 for each three-month extension ($700,000 if both extensions are elected). On July 26, 2022, an extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

International Media Acquisition Corp.

Date: September 29, 2022	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer

International Media Acquisition Corp.

Date: September 29, 2022	By:	/s/ Vishwas Joshi
Vishwas Joshi
Chief Financial Officer