Form 10-Q
period 2022-09-30
International Media Acquisition Corp.
filed 2022-11-21
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 8,688,795 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and March 31, 2022 (unaudited)	3

	Condensed Statements of Operations for the three and six months ended September 30, 2022 and September 30, 2021 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three and six months ended September 30, 2022 and September 31, 2021 (unaudited)	5

	Condensed Statement of Cash Flows for the six months ended September 30, 2022, and September 30, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

Item 4.	CONTROLS AND PROCEDURES	33

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	34

Item 1A.	RISK FACTORS	34

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

Item 3.	DEFAULTS UPON SENIOR SECURITIES	34

Item 4.	MINE SAFETY DISCLOSURES	34

Item 5.	OTHER INFORMATION	34

Item 6.	EXHIBITS	35

SIGNATURES

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2022	2022
ASSETS
Cash	$80,645	$107,684
Prepaid expenses	14,875	192,200
Total current assets	95,520	299,884
Investments held in Trust Account	21,575,755	230,029,939
Total Assets	$21,671,275	$230,329,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$694,573	$413,979
Accrued expenses - related party	140,000	80,000
Promissory note- related party	945,000	195,000
Income tax payable	131,283	—
Total current liabilities	1,910,856	688,979
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	23,907	143,442
Total Liabilities	9,984,763	8,882,421

Commitments (see Note 7)
Common stock subject to possible redemption: 2,141,895 and 23,000,000 shares issued and outstanding at $10.024 and $10.00 redemption value as of September 30, 2022 and March 31, 2022, respectively	21,471,020	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 2,141,895 and 23,000,000 shares subject to possible redemption as of September 30, 2022 and March 31, 2022, respectively)	655	655
Additional paid-in capital	—	564,600
Accumulated deficit	(9,785,163)	(9,117,853)
Total Stockholder’s Deficit	(9,784,508)	(8,552,598)
Total Liabilities and Stockholder’s Deficit	$21,671,275	$230,329,823

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$618,398	$233,792	$1,190,225	$234,656
Stock-based compensation expense	—	1,351,448	—	1,351,448
Loss from operations	(618,398)	(1,585,240)	(1,190,225)	(1,586,104)
Expensed offering costs	—	(4,926)	—	(4,926)
Change in fair value of warrant liability	31,876	239,070	119,535	239,070
Interest and dividend income on investments held in trust account	368,089	1,917	678,676	1,917
Loss before provision for income taxes	$(218,433)	$(1,349,179)	$(392,014)	$(1,350,043)
Provision for income taxes	100,192	—	131,283	—
Net loss	$(318,625)	$(1,349,179)	$(523,297)	$(1,350,043)

Weighted average shares outstanding, basic and diluted	14,356,758	20,575,403	21,868,367	12,873,281
Basic and diluted net loss per common share	$(0.02)	$(0.07)	$(0.02)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholder’s
	Shares	Amount	in Capital	Deficit	Deficit
Balance at March 31, 2022	6,546,900	$655	$564,600	$(9,117,853)	$(8,552,598)
Net loss	—	—	—	(204,672)	(204,672)
Remeasurement of Common Stock Subject to Redemption	—	—	(340,524)	—	(340,524)
Balance at June 30, 2022	6,546,900	655	224,076	(9,322,525)	(9,097,794)
Net loss	—	—	—	(318,625)	$(318,625)
Remeasurement of Common Stock Subject to Redemption	—	—	(224,076)	(144,013)	$(368,089)
Balance at September 30, 2022	6,546,900	655	—	(9,785,163)	(9,784,508)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2021	5,750,000	$575	$24,425	$(1,525)	$23,475
Net loss	—	—	—	(864)	(864)
Balance at June 30, 2021	5,750,000	575	24,425	(2,389)	22,611
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	11,644,529	—	11,644,529
Proceeds from Initial Public Offering allocated to Public Rights, net of offering costs	—	—	6,853,620	—	6,853,620
Proceeds from sale of Private Units to Sponsor allocated to Private Shares, net of offering costs	796,900	80	7,173,920	—	7,174,000
Proceeds from sale of Private Units to Sponsor allocated to Private Rights, net of offering costs	—	—	250,879	—	250,879
Remeasurement of Public Shares to redemption value	—	—	(26,734,221)	(6,919,468)	(33,653,689)
Stock-based compensation	—	—	1,351,448	—	1,351,448
Net loss	—	—	—	(1,349,179)	(1,349,179)
Balance at September 30, 2021	6,546,900	655	564,600	(8,271,036)	(7,705,781)

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended September 30,	Ended
	2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(523,297)	$(1,350,043)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	—	1,351,448
Expensed offering costs	—	4,926
Interest and dividend income on investments held in trust account	(678,676)	(1,917)
Change in fair value of warrant liability	(119,535)	(239,070)
Changes in operating assets and liabilities:
Prepaid expenses	177,325	(347,544)
Accounts payable and accrued expenses	145,595	173,370
Income tax payable	131,283	—
Net cash used in operating activities	(867,305)	(408,830)

Cash flows from Investing Activities:
Cash deposited in Trust Account	(350,000)	(230,000,000)
Cash withdrawn from trust account to pay franchise tax	245,266	—
Cash withdrawn from trust account in connection with redemption	209,237,593	—
Net cash provided by (used in) investing activities	209,132,859	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount paid	—	225,400,000
Proceeds from the sale of private units	—	7,240,463
Proceeds from promissory note - related party	945,000	200,000
Advance from Sponsor	—	94,537
Repayment of advance from Sponsor	—	(94,537)
Offering costs paid	—	(2,000,589)
Redemption of common stock	(209,237,593)	—
Net cash provided by (used in) financing activities	(208,292,593)	230,839,874

Net Change in Cash	(27,039)	431,044
Cash - Beginning of period	107,684	6,975
Cash - End of period	$80,645	$438,019

Non-cash investing and financing activities
Remeasurement of Common Stock subject to redemption	$708,613	$33,653,689
Deferred underwriting fee payable	—	$8,050,000
Repayment of promissory note through issuance of private units	—	$503,537
Offering costs paid in exchange for private units	$—	$225,000
Offering cost included in accrued offering costs	$—	$8,119
Offering costs paid via promissory note - related party	$—	$31,800
Offering costs paid by Sponsor in exchange for issuance of common stock	—	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2022, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. (the “Company”) approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws. The Company filed a Transition Report on Form 10-QT for the transition period from January 1, 2022, to March 31, 2022 on September 29, 2022.

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

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Combination Period”). On July 26, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 (the “Trust Amendment”) by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 20,858,105 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.03 per share.

On July 26, 2022, the extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022.

On October 28, 2022, a second extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the November 2, 2022, deadline to February 2, 2023.

Liquidity and Going Concern

As of September 30, 2022, the Company held cash outside the Trust Account of $80,645 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to redeem Common Stock or for making tax payment.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 2, 2023, to consummate a Business Combination. The Company elected to take second extension, Sponsor deposited into the Trust Account $350,000 to extend the deadline from November 2, 2022, to February 2, 2023. If a Business Combination is not consummated by February 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023. Management plans to continue to draw down on its promissory notes, available for up to $700,000 out of $1,645,000 and repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the six months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending March 31, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 180 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of September 30, 2022, the redeemable common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000

Plus:
Remeasurement of carrying value to redemption value	708,613
Less:
Redemption	(209,237,593)
Common stock subject to possible redemption, September 30, 2022	21,471,020

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company files income tax returns in the U.S federal jurisdiction and New Jersey.

Our effective tax rate was -45.87% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and -33.49% and 0.00% for the six months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended September 30, 2022, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(523,297)	$(1,350,043)
Denominator:
Basic and diluted weighted average shares outstanding	21,868,367	12,873,281
Basic and diluted net loss per share of common stock	$(0.02)	$(0.10)

	For the three months ended
	September 30, 2022	September 30, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(318,625)	$(1,349,179)
Denominator:
Basic and diluted weighted average shares outstanding	14,356,758	20,575,403
Basic and diluted net loss per share of common stock	$(0.02)	$(0.07)

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to 355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of September 30, 2022 and March 31, 2022, the amount outstanding on the promissory note was $750,000 and $195,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2022, and March 31, 2022, the amount outstanding on the August 2022 Promissory Note was $195,000 and $0 respectively. In October 2022, Company borrowed $350,000 under the August 2022 Promissory Note. The balance outstanding under this promissory note as of the date of this report is $545,000.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than December 31, 2022, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2022, and March 31, 2022, the amount outstanding on the November 2022 Promissory Note was $0 and $0 respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, the amounts paid to the Sponsor were $30,000 for the three months ended September 30, 2022 and $60,000 for six months ended September 30, 2022, and are included in operating and formation costs in the condensed statements of operations. As of September 30, 2022, and March 31, 2022, the amount outstanding under this agreement is $140,000 and $80,000, respectively.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2022, through September 30, 2022, under this agreement was $10,000.

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

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. Agreement was terminated in April 2022 and since then no further payment accrued or paid under this agreement.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2022 through September 30, 2022 under this agreement was $68,563.

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On June 24, 2022, we entered into a letter of engagement with Morrow Sodali (“Morrow”), pursuant to which we engaged Morrow to act as Solicitation Agent for shareholders of International Media Acquisition Corp. (“IMAQ” or the “Company”) in connection with Company’s Special Meeting (Extension Meeting) to be held in the third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) and when amended and approved by the SEC and distributed to your shareholders (the “SEC Approval Date”). In consideration for the services Morrow will provide to us, we agreed to pay Morrow a total estimated fee of $25,000.

On June 28, 2022, we entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $24,000.

On July 7, 2022, we entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $10,000.

On July 20, 2022, we entered into a letter of engagement with Houlihan Capital, pursuant to which we engaged Houlihan to render a written opinion (“Opinion”), whether or not favorable, to the Board of Directors of the Company as to whether, as of the date of such Opinion, that the consideration to be issued or paid in the Transaction is fair from a financial point of view to the stockholders of the Company. In consideration for the services Houlihan will provide to us, we agreed to pay Houlihan a total estimated fee of $150,000.

On September 13, 2022, we entered into a letter of engagement with FNK IR, pursuant to which we engaged FNK to act as integrated investor and media relations partner on behalf of the Company. In consideration for the services FNK will provide to us, we agreed to pay FNK a monthly fee of $8,000 per month.

NOTE 7. WARRANTS

As of September 30, 2022, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2022, there were 8,688,795 shares of common stock issued and outstanding (including 2,141,895 shares of common stock subject to possible redemption).

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

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$21,575,755	$21,575,755	$—	$—
Liabilities
Warrant liability - Private Warrants	$23,907	$—	$—	$23,907

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2,
	2021 (Initial	As of March 31,	As of September 30,
	Measurement)	2022	2022
Unit price	$10.00	$10.00	10.00
Common stock price	$9.44	$9.91	10.15
Dividend yield	—%	—%	—%
Term to Business Combination (years)	1.00	0.34	0.34
Volatility	16.0%	3.6%	0.0%
Risk-free rate	0.88%	2.42%	4.00%
Fair value	$0.58	$0.03	$0.03

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(318,760)
Fair value as of March 31, 2022	$143,442
Change in valuation inputs or other assumptions	(119,535)
Fair value as of September 30, 2022	$23,907

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2022, through September 30, 2022.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognized a gain in the accompanying Statement of Operations of $119,535 related to change in fair value of warrant liability for the period from April 01, 2022, through September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

On October 22, 2022, International Media Acquisition Corp. (“IMAQ”) entered into a Stock Purchase Agreement (the “SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Seller”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company”). Pursuant to the terms of the SPA, a business combination between the Company and the Target Company will be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Seller in a series of transactions (collectively, the “Stock Acquisition”). The aggregate purchase price for the shares of the Target Company under the SPA is $102,000,000, and in addition, the Company also agreed to make a primary investment into the Target Company in the amount of $38,000,000, which will be used solely for the purposes of repayment of inter-company loans aggregating to $38,000,000 as existing on the books of the Target Company at the initial closing of the Stock Acquisition.

On October 28, 2022, a second extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the November 2, 2022 deadline to February 2, 2023.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than December 31, 2022, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2022, and March 31, 2022, the amount outstanding on the November 2022 Promissory Note was $0 and $0 respectively.

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

Stock Purchase Agreement

On October 22, 2022, we entered into a Stock Purchase Agreement (the “SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (the “Seller”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company”). Pursuant to the terms of the SPA, a business combination between us and the Target Company will be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Seller in a series of transactions (collectively, the “Stock Acquisition”). Our board of directors has (i) approved and declared advisable the SPA and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the SPA and related transactions by our stockholders.

In accordance with the terms and subject to the conditions of the SPA, the Seller will, in exchange for the consideration set forth in the SPA, sell, transfer, convey, assign and deliver, all rights, title and interest in and to the shares of the Target Company (the “Company Shares”), free and clear of all liens, excepting only restrictions on the subsequent transfer of the Company Shares by us imposed under applicable laws, our organizational documents, and the shareholders’ agreement entered into in connection with the SPA. Such purchases will be made in four separate tranches as described in the SPA, with the final purchase to be made on or prior to 18 months from the initial closing. The aggregate purchase price for the Company Shares under the SPA is $102,000,000, and in addition, we also agreed to make a primary investment into the Target Company in the amount of $38,000,000.

The SPA contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Stock Acquisition is subject to certain conditions as further described in the SPA.

Please see the Current Report on Form 8-K we filed with the SEC on October 24, 2022 for additional information.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from April 1, 2022, through September 30, 2022 were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $318,625, which resulted from franchise tax and income tax expense of $111,853, formation and operating costs of $606,737 and was offset in part by a change in the fair value of our warrant liability of $31,876 and interest and dividend income on investments held in the trust account of $368,089.

For the three months ended September 30, 2021, we had a net loss of $1,349,179, which resulted from franchise tax and income tax expense of $141,370, formation and operating costs of $92,422, stock based compensation expense of $1,351,448, and was offset in part by a change in the fair value of our warrant liability of $239,070, expensed offering cost of $4,926 and interest and dividend income on investments held in the trust account of $1,917.

For the six months ended September 30, 2022, we had a net loss of $523,297, which resulted from franchise tax and income tax expense of $192,806, formation and operating costs of $1,128,702 and was offset in part by a change in the fair value of our warrant liability of $119,535 and interest and dividend income on investments held in the trust account of $678,676.

For the six months ended September 30, 2021, we had a net loss of $1,350,043, which resulted from franchise tax and income tax expense of $141,370, formation and operating costs of $93,286, stock based compensation expense of $1,351,448, and was offset in part by a change in the fair value of our warrant liability of $239,070, expensed offering cost of $4,926 and interest and dividend income on investments held in the trust account of $1,917.

Liquidity and Capital Resources

As of September 30, 2022, we had $80,645 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until February 2, 2023, to consummate a Business Combination. The Company elected to take second extension, Sponsor deposited into the Trust Account $350,000 to extend the deadline from November 2, 2022, to February 2, 2023. If a Business Combination is not consummated by February 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023. Management plans to continue to draw down on its promissory notes, available for up to $700,000 out of $1,945,000 and repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

We believe that the $80,645 in our operating bank account as of September 30, 2022; $350,000 of additional funds provided by sponsors on October 28, 2022 under the Post IPO Promissory Note and commitment from sponsor to provide further loan as and when required, will be insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $271,234 for accounting, audit and other third-party expenses attendant to the structuring and negotiation of a business combination; $301,645 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; $350,000 SEC extension fee; $60,000 for franchise tax payment and approximately $65,000 for working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

On March 29, 2022, we amended and restated the Post-IPO Promissory Note, such that the aggregate amount we can borrow at our discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of September 30, 2022 and March 31, 2022, the amount outstanding on the promissory note was $750,000 and $195,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2022 and March 31, 2022, the amount outstanding on the August 2022 Promissory Note was $195,000 and $0 respectively. In October 2022, Company borrowed $350,000 under the August 2022 Promissory Note. The balance outstanding under this promissory note as of date of this report is $545,000.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than December 31, 2022, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2022, and March 31, 2022, the amount outstanding on the November 2022 Promissory Note was $0 and $0 respectively.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. As of September 30, 2022, we have accrued $40,000 as expense.

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

On June 24, 2022, we entered into a letter of engagement with Morrow Sodali (“Morrow”), pursuant to which we engaged Morrow to act as Solicitation Agent for our shareholders in connection with Company’s Special Meeting (Extension Meeting) held in the third quarter of 2022. In consideration for the services Morrow provided to us, we agreed to pay  Morrow a total estimated fee of $25,000.

On June 28, 2022, we entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $24,000.

On July 7, 2022, we entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $10,000.

On July 20, 2022, we entered into a letter of engagement with Houlihan Capital, pursuant to which we engaged Houlihan to render a written opinion (“Opinion”), whether or not favorable, to the Board of Directors of the Company as to whether, as of the date of such Opinion, that the consideration to be issued or paid in the Transaction is fair from a financial point of view to the stockholders of the Company. In consideration for the services Houlihan will provide to us, we agreed to pay Houlihan a total estimated fee of $150,000.

On September 13, 2022, we entered into a letter of engagement with FNK IR, pursuant to which we engaged FNK to act as integrated investor and media relations partner on behalf of the Company. In consideration for the services FNK will provide to us, we agreed to pay FNK a monthly fee of $8,000 per month.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 18, 2022, we issued an unsecured promissory note in the aggregate principal amount of $300,000 to Content Creation Media LLC, the Sponsor. Pursuant to the note, the Sponsor agreed to loan to us up to $300,000 no later than December 31, 2022, upon our request at our discretion. The note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the note will be repaid only from amounts remaining outside of our trust account, if any. The proceeds of the note will be used for working capital purposes.

The foregoing description of the promissory note is qualified in its entirety by reference to the full text of the note, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.3 and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
2.1(1)	Stock Purchase Agreement, dated as of October 22, 2022, by and among International Media Acquisition Corp., Seller and the Target Company.
10.1(1)	Shareholders’ Agreement, dated October 22, 2022, by and among Seller, Target Company and International Media Acquisition Corp.
10.2(1)	Earnout Agreement, dated October 22, 2022, by and among Seller, the Target Company and International Media Acquisition Corp.
10.3	Promissory Note, dated November 18, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 24, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Media Acquisition Corp.

Date: November 21, 2022	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive Officer)

International Media Acquisition Corp.

Date: November 21, 2022	By:	/s/ Vishwas Joshi
Vishwas Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)