Form 10-Q
period 2022-12-31
International Media Acquisition Corp.
filed 2023-02-14
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 13, 2023, there were 8,520,018 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of December 31, 2022 (unaudited) and March 31, 2022 (unaudited)	3

	Condensed Statements of Operations for the three and nine months ended December 31, 2022 and December 31, 2021 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended December 31, 2022 and December 31, 2021 (unaudited)	5

	Condensed Statement of Cash Flows for the nine months ended December 31, 2022, and December 31, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

Item 4.	CONTROLS AND PROCEDURES	33

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	34

Item 1A.	RISK FACTORS	34

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

Item 3.	DEFAULTS UPON SENIOR SECURITIES	34

Item 4.	MINE SAFETY DISCLOSURES	34

Item 5.	OTHER INFORMATION	34

Item 6.	EXHIBITS	35

SIGNATURES

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2022	2022
ASSETS
Cash	$158,952	$107,684
Prepaid expenses	—	192,200
Total current assets	158,952	299,884
Investments held in Trust Account	22,109,289	230,029,939
Total Assets	$22,268,241	$230,329,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$994,992	$413,979
Accrued expenses - related party	170,000	80,000
Promissory note- related party	1,710,000	195,000
Income tax payable	157,656	—
Total current liabilities	3,032,648	688,979
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	23,907	143,442
Total Liabilities	11,106,555	8,882,421

Commitments (see Note 7)
Common stock subject to possible redemption: 2,141,895 and 23,000,000 shares issued and outstanding at $10.18 and $10.00 redemption value as of December 31, 2022 and March 31, 2022, respectively	21,800,400	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 2,141,895 and 23,000,000 shares subject to possible redemption as of December 31, 2022 and March 31, 2022, respectively)	655	655
Additional paid-in capital	—	564,600
Accumulated deficit	(10,639,369)	(9,117,853)
Total Stockholder’s Deficit	(10,638,714)	(8,552,598)
Total Liabilities and Stockholder’s Deficit	$22,268,241	$230,329,823

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Formation and operating costs	$681,987	$495,853	$1,872,212	$730,509
Stock-based compensation expense	—	—	—	1,351,448
Loss from operations	(681,987)	(495,853)	(1,872,212)	(2,081,957)
Expensed offering costs	—	—	—	(4,926)
Change in fair value of warrant liability	—	(39,845)	119,535	199,225
Interest and dividend income on investments held in trust account	183,534	4,860	862,210	6,777
Loss before provision for income taxes	$(498,453)	$(530,838)	$(890,467)	$(1,880,881)
Provision for income taxes	26,374	—	157,656	—
Net loss	$(524,827)	$(530,838)	$(1,048,123)	$(1,880,881)

Weighted average shares outstanding, basic and diluted	8,688,795	29,546,900	17,443,109	18,471,722
Basic and diluted net loss per common share	$(0.06)	$(0.02)	$(0.06)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholder’s
	Shares	Amount	in Capital	Deficit	Deficit
Balance at March 31, 2022	6,546,900	$655	$564,600	$(9,117,853)	$(8,552,598)
Net loss	—	—	—	(204,672)	(204,672)
Remeasurement of Common Stock Subject to Redemption	—	—	(340,524)	—	(340,524)
Balance at June 30, 2022	6,546,900	655	224,076	(9,322,525)	(9,097,794)
Net loss	—	—	—	(318,624)	$(318,624)
Remeasurement of Common Stock Subject to Redemption	—	—	(224,076)	(144,013)	$(368,089)
Balance at September 30, 2022	6,546,900	655	—	(9,785,162)	(9,784,507)
Net loss	—	—	—	(524,827)	$(524,827)
Remeasurement of Common Stock Subject to Redemption	—	—	—	(329,380)	$(329,380)
Balance at December 31, 2022	6,546,900	655	—	(10,639,369)	(10,638,714)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2021	5,750,000	$575	$24,425	$(1,525)	$23,475
Net loss	—	—	—	(864)	(864)
Balance at June 30, 2021	5,750,000	575	24,425	(2,389)	22,611
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	11,644,529	—	11,644,529
Proceeds from Initial Public Offering allocated to Public Rights, net of offering costs	—	—	6,853,620	—	6,853,620
Proceeds from sale of Private Units to Sponsor allocated to Private Shares, net of offering costs	796,900	80	7,173,920	—	7,174,000
Proceeds from sale of Private Units to Sponsor allocated to Private Rights, net of offering costs	—	—	250,879	—	250,879
Remeasurement of Public Shares to redemption value	—	—	(26,734,221)	(6,919,468)	(33,653,689)
Stock-based compensation	—	—	1,351,448	—	1,351,448
Net loss	—	—	—	(1,349,179)	(1,349,179)
Balance at September 30, 2021	6,546,900	655	564,600	(8,271,036)	(7,705,781)
Net loss	—	—	—	(530,838)	$(530,838)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—
Balance at December 31, 2021	6,546,900	655	564,600	(8,801,874)	(8,236,619)

The accompanying notes are an integral part of the unaudited condensed financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended December 31,	Ended
	2022	December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,048,123)	$(1,880,881)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	—	1,351,448
Expensed offering costs	—	4,926
Interest and dividend income on investments held in trust account	(862,210)	(6,777)
Change in fair value of warrant liability	(119,535)	(199,225)
Changes in operating assets and liabilities:
Prepaid expenses	192,200	(238,953)
Accounts payable and accrued expenses	671,013	393,079
Income tax payable	157,656	—
Net cash used in operating activities	(1,008,999)	(576,383)

Cash flows from Investing Activities:
Cash deposited in Trust Account	(700,000)	(230,000,000)
Cash withdrawn from trust account to pay franchise tax	245,267	—
Cash withdrawn from trust account in connection with redemption	209,237,593	—
Net cash provided by (used in) investing activities	208,782,860	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount paid	—	225,400,000
Proceeds from the sale of private units	—	7,240,463
Proceeds from promissory note - related party	1,515,000	200,000
Advance from Sponsor	—	94,537
Repayment of advance from Sponsor	—	(94,537)
Offering costs paid	—	(2,046,348)
Redemption of common stock	(209,237,593)	—
Net cash provided by (used in) financing activities	(207,722,593)	230,794,115

Net Change in Cash	51,268	217,732
Cash - Beginning of period	107,684	6,975
Cash - End of period	$158,952	$224,707

Non-cash investing and financing activities
Remeasurement of Common Stock subject to redemption	$1,037,993	$33,653,689
Deferred underwriting fee payable	—	$8,050,000
Repayment of promissory note through issuance of private units	—	$503,537
Offering costs paid in exchange for private units	$—	$225,000
Offering cost included in accrued offering costs	$—	$8,119
Offering costs paid via promissory note - related party	$—	$31,800
Offering costs paid by Sponsor in exchange for issuance of common stock	—	$—

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through December 31, 2022, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. (the “Company”) approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws. The Company filed a Transition Report on Form 10-QT for the transition period from January 1, 2022, to March 31, 2022 on September 29, 2022.

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

The Sponsor and the other initial stockholders (as defined in Note 5) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to their Founder Shares and Private Shares if the Company fails to complete (a Business Combination within 15 months (or up to 18 months if the Company extends the period of time) from the closing of the In itial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 15 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor and the other initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until 15 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”). If the Company is unable to complete a  Business Combination within the Amended Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights and warrants, which will expire worthless if the Company fails to complete a Business Combination within the Amended Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Amended Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Combination Period”). On July 26, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 (the “Trust Amendment”) by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 20,858,105 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.03 per share. On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”).

On July 26, 2022, the extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022.

On October 28, 2022, a second extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the November 2, 2022, deadline to February 2, 2023.

On February 3, 2023, third extension payment of $385,541 was deposited by the Sponsor into the Company’s Trust Account to extend the  February 2, 2023, deadline to May 2, 2023.

Liquidity and Going Concern

As of December 31, 2022, the Company held cash outside the Trust Account of $158,952 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to redeem Common Stock or for making tax payment.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 2, 2023, to consummate a Business Combination. The Company elected to take second extension, Sponsor deposited into the Trust Account $350,000 to extend the deadline from November 2, 2022, to February 2, 2023. . On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”).  On February 3, 2023, third extension payment of $385,541 was deposited by the Sponsor into the Company’s Trust Account to extend the  February 2, 2023, deadline to May 2, 2023.

If a Business Combination is not consummated by May 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 2, 2023.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 2, 2023. Management plans to continue to draw down on its promissory notes, available for up to $235,000 out of $1,945,000 and repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the nine months ended December 31, 2022, are not necessarily indicative of the results to be expected for the year ending March 31, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022.

Investments Held in Trust Account

As of December 31, 2022, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 180 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2022, the redeemable common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000

Plus:
Remeasurement of carrying value to redemption value	1,037,993
Less:
Redemption	(209,237,593)
Common stock subject to possible redemption, December 31, 2022	21,800,400

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company files income tax returns in the U.S federal jurisdiction and New Jersey.

Our effective tax rate was -5.29% and 0.00% for the three months ended December 31, 2022 and 2021, respectively, and -17.71% and 0.00% for the nine months ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended December 31, 2022, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,048,123)	$(1,880,881)
Denominator:
Basic and diluted weighted average shares outstanding	17,443,109	18,471,722
Basic and diluted net loss per share of common stock	$(0.06)	$(0.10)

	For the three months ended
	December 31, 2022	December 31, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(524,827)	$(530,838)
Denominator:
Basic and diluted weighted average shares outstanding	8,688,795	29,546,900
Basic and diluted net loss per share of common stock	$(0.06)	$(0.02)

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

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of December 31, 2022 and March 31, 2022, the amount outstanding on the promissory note was $750,000 and $195,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of December 31, 2022, and March 31, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $0 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than December 31, 2022, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of December 31, 2022, and March 31, 2022, the amount outstanding on the November 2022 Promissory Note was $65,000 and $0 respectively.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of  December 31, 2022, and March 31, 2022, the amount outstanding on the February 2023 Promissory Note was $0 and $0 respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, the amounts paid to the Sponsor were $30,000 for the three months ended December 31, 2022 and $90,000 for nine months ended December 31, 2022, and are included in operating and formation costs in the condensed statements of operations. As of December 31, 2022, and March 31, 2022, the amount outstanding under this agreement is $170,000 and $80,000, respectively.

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

Right of First Refusal

Subject to certain conditions, the Company has granted Chardan Capital Markets, LLC, for a period of 18 months after the date of the consummation of its Business Combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)I(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the Company’s Initial Public Offering.

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2022, through December 31, 2022, under this agreement was $10,000.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2022 through December 31, 2022 under this agreement was $101.250.

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

NOTE 7. WARRANTS

As of December 31, 2022, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2022, there were 8,688,795 shares of common stock issued and outstanding (including 2,141,895 shares of common stock subject to possible redemption).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$22,109,289	$22,109,289	$—	$—
Liabilities
Warrant liability - Private Warrants	$23,907	$—	$—	$23,907

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2,
	2021 (Initial	As of March 31,	As of December 31,
	Measurement)	2022	2022
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$9.91	$10.20
Dividend yield	—%	—%	—%
Term to Business Combination (years)	1.00	0.34	0.25
Volatility	16.0%	3.6%	0.0%
Risk-free rate	0.88%	2.42%	3.95%
Fair value	$0.58	$0.18	$0.03

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(318,760)
Fair value as of March 31, 2022	$143,442
Change in valuation inputs or other assumptions	(119,535)
Fair value as of December 31, 2022	$23,907

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2022, through December 31, 2022.

The Company recognized a gain in the accompanying Statement of Operations of $119,535 related to change in fair value of warrant liability for the period from April 01, 2022, through December 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”).

On February 3, 2023, third extension payment of $385,541 was deposited by the Sponsor into the Company’s Trust Account to extend the  February 2, 2023, deadline to May 2, 2023.

On January 26, 2023, International Media Acquisition Corp., a Delaware corporation (the “Company”),entered into a Loan and Transfer Agreement, dated as of the date hereof (the “Loan Agreement”), by and among the Company, Content Creation Media, LLC (the “Sponsor”), and the lender named therein (the “Lender”), pursuant to which the Sponsor is permitted to borrow $385,541 (the “Initial Loan”) and $128,513.70 per month, at the Company’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

As additional consideration for the Lender making the Initial Loan available to Sponsor, the Company shall issue 500,000 shares of Common Stock to the Lender (the “Initial Securities”), and as additional consideration for the lender making each Monthly Loan available to Sponsor, the Company shall issue 166,700 shares of Common Stock to Lender for each Monthly Loan. Such securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the de-SPAC Closing in connection with the de-SPAC Closing, or if no such registration statement is filed in connection with the de-SPAC Closing, the first registration statement filed subsequent to the de-SPAC Closing, which will be filed no later than 45 days after the de-SPAC Closing and declared effective no later than 90 days after the de-SPAC Closing.

The proceeds of the Loan will be used for the Company to fund amounts deposited into the Company’s trust account in connection with each extension.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of  December 31, 2022, and March 31, 2022, the amount outstanding on the February 2023 Promissory Note was $0 and $0 respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from April 1, 2022, through December 31, 2022 were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2022, we had a net loss of $524,827, which resulted from franchise tax and income tax expense of $116,084, formation and operating costs of $592,277 and was offset by interest and dividend income on investments held in the trust account of $183,534.

For the three months ended December 31, 2021, we had a net loss of $530,838, which resulted from formation and operating costs of $505,930, change in the fair value of our warrant liability of $39,845, and was offset by reversal of franchise tax $10,077 and interest and dividend income on investments held in the trust account of $4,860.

For the nine months ended December 31, 2022, we had a net loss of $1,048,123, which resulted from franchise tax and income tax expense of $308,889, formation and operating costs of $1,720,979 and was offset in part by a change in the fair value of our warrant liability of $119,535 and interest and dividend income on investments held in the trust account of $862,210.

For the nine months ended December 31, 2021, we had a net loss of $1,880,881, which resulted from franchise tax and income tax expense of $131,293, formation and operating costs of $599,216, stock based compensation expense of $1,351,448, expensed offering cost of $4,926 and was offset in part by a change in the fair value of our warrant liability of $199,225, and interest and dividend income on investments held in the trust account of $6,777.

Liquidity and Capital Resources

As of December 31, 2022, we had $158,952 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 2, 2023, to consummate a Business Combination. The Company elected to take second extension, Sponsor deposited into the Trust Account $350,000 to extend the deadline from November 2, 2022, to February 2, 2023. On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”).  On February 3, 2023, third extension payment of $385,541 was deposited by the Sponsor into the Company’s Trust Account to extend the  February 2, 2023, deadline to May 2, 2023.

If a Business Combination is not consummated by May 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 2, 2023.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 2, 2023. Management plans to continue to draw down on its promissory notes, available for up to $235,000 out of $1,945,000 and repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

We believe that the $158,952 in our operating bank account as of December 31, 2022; promissory note, available for up to $235,000 out of $1,945,000, off balance sheet loan arrangement and commitment from sponsor to provide further loan as and when required, will be insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for  target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $549,000 for accounting, audit and other third-party expenses attendant to the structuring and negotiation of a business combination; $318,500 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; $385,000 SEC extension fee; $95,000 for franchise tax payment and approximately $45,000 for working capital that will be used for miscellaneous expenses and reserves.

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

We may need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

On March 29, 2022, we amended and restated the Post-IPO Promissory Note, such that the aggregate amount we can borrow at our discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of December 31, 2022 and March 31, 2022, the amount outstanding on the promissory note was $750,000 and $195,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of December 31, 2022 and March 31, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $0 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than December 31, 2022, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of  December 31, 2022, and March 31, 2022, the amount outstanding on the November 2022 Promissory Note was $65,000 and $0 respectively.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. As of December 31, 2022, we have accrued $40,000 as expense.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 14, 2023, we issued an unsecured promissory note in the aggregate principal amount of $500,000 to Content Creation Media LLC, the Sponsor. Pursuant to the note, the Sponsor agreed to loan to us up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000  no later than July 31, 2023, upon our request at our discretion. The note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the note will be repaid only from amounts remaining outside of our trust account, if any. The proceeds of the note will be used for working capital purposes.

The foregoing description of the promissory note is qualified in its entirety by reference to the full text of the note, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.4 and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
2.1(1)	Stock Purchase Agreement, dated as of October 22, 2022, by and among International Media Acquisition Corp., Seller and the Target Company.
3.1(2)	Certificate of Amendment, dated January 27, 2023, to Amended and Restated Certificate of Incorporation of IMAQ.
10.1(1)	Shareholders’ Agreement, dated October 22, 2022, by and among Seller, Target Company and International Media Acquisition Corp.
10.2(1)	Earnout Agreement, dated October 22, 2022, by and among Seller, the Target Company and International Media Acquisition Corp.
10.3(3)	Promissory Note, dated November 18, 2022.
10.4*	Promissory Note, dated February 14, 2023.
10.5(2)	Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between IMAQ and Continental Stock Transfer & Trust Company.
10.6(4)	Form of Loan and Transfer Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 24, 2022.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 1, 2023.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 21, 2022.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 26, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Media Acquisition Corp.

Date: February 14, 2023	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive Officer)

International Media Acquisition Corp.

Date: February 14, 2023	By:	/s/ Vishwas Joshi
Vishwas Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)