Form 10-K
period 2023-03-31
International Media Acquisition Corp.
filed 2023-07-14
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

As of September 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $88,191,269.25.

As of July 12, 2023, there were 8,520,018 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL MEDIA ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended March 31, 2023

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

PART I

ITEM 1.BUSINESS

Overview

IMAQ is a Delaware blank check company established for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities.

If IMAQ does not consummate the Business Combination and fails to consummate an initial business combination by August 2, 2023 (unless IMAQ seeks stockholder approval to amend the Current Charter to extend the date by which an initial business combination may be consummated), then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend IMAQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated.

Offering Proceeds Held in Trust

On August 2, 2021, IMAQ consummated the IPO of 20,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $200,000,000. Simultaneously with the consummation of the initial public offering, IMAQ consummated the sale of 714,400 units (the “Private Units”) in a private placement transaction with Content Creation Media LLC, IMAQ’s sponsor, generating gross proceeds of $7,144,000.

On August 6, 2021, in connection with the underwriters’ exercise in full of their option to purchase up to 3,000,000 additional Public Units to cover over-allotments, if any, we consummated the sale of an additional 3,000,000 Units, at $10.00 per Public Unit, generating gross proceeds of $30,000,000. Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional 82,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to the Sponsor, generating gross proceeds of $825,000.The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

After deducting the underwriting discounts, offering expenses and commissions from the initial public offering and the sale of the Private Units, a total of $230,000,000 of the net proceeds from the initial public and the sale of the Private Units was deposited into IMAQ’s trust account (the “Trust Account”), which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by use, until the earlier of (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account.

Extension of the Time to Consummate the Business Combination

On July 26, 2022, at a special meeting of the Company’s stockholders, the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 by depositing into the Trust Account $350,000 for each three-month extension. On July 27, 2022, the Sponsor deposited an aggregate of $350,000 into IMAQ’s Trust Account in order to extend the time available to us to consummate our initial business combination from August 2, 2022 to November 2, 2022. On October 28, 2022, the Sponsor deposited an additional $350,000 into IMAQ’s Trust Account in order to extend the time available to us to consummate our initial business combination from November 2, 2022 to February 2, 2023.

On January 27, 2023, at a special meeting of the Company’s stockholders, the stockholders approved a proposal to amend the Company’s charter and the IMTA, allowing the Company to further extend the Combination Period by an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023, by depositing into the trust account $385,541.10 for the three-month extension and $128,513.70 for each subsequent one-month extension. As of the date hereof, the Company has made all the extension payments required under the IMTA to extend the Combination Period to August 2, 2023.

On June 29, 2023, the Company filed a preliminary proxy statement in connection with a special meeting for the stockholders to vote to further extend the Combination Period by up to twelve (12) additional one (1) month periods from August 2, 2023 to August 2, 2024. The Company will file a definitive proxy statement and other documents required by the SEC and under applicable law at the appropriate time.

Effecting a Business Combination

On October 22, 2022, IMAQ entered into the SPA with Risee Entertainment Holdings Private Limited, a company incorporated in India, and Reliance Entertainment Studios Private Limited, company incorporated in India. Pursuant to the terms of the SPA, a business combination between IMAQ and Reliance will be effected by the acquisition of 100% of the issued and outstanding share capital of Reliance from Seller in a series of transactions, the first of which (as further described in this proxy statement, the “Initial Business Combination”) satisfies the Nasdaq Capital Market requirement that the fair market value of the initial business combination target company must be at least 80% of the balance in IMAQ’s trust account (less any deferred underwriting commissions and interest released to pay franchise and income taxes) on the execution date of the SPA. The combined company following the consummation of the Initial Business Combination is referred to in this proxy statement as the “Combined Company”. The Business Combination is subject to the approval of the IMAQ stockholders as well as other closing conditions. If IMAQ does not consummate the Business Combination and fails to consummate an initial business combination by February 2, 2023, then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend IMAQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated.

Satisfaction of 80% Test

The Nasdaq rules require that IMAQ’s initial business combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of IMAQ’s signing a definitive agreement in connection with its initial business combination. As of October 22, 2022, the date of the execution of the SPA, the value of the net assets held in the Trust Account was approximately $21,468,570  and 80% thereof represents approximately $17.17 million. In determining whether the consideration for the Company Shares under the SPA represents the fair market value of Reliance. On the date of the Initial Closing of the Business Combination, which is referred to herein as the Initial Business Combination, IMAQ will purchase the Tranche 1 Company Shares for $40,000,000. As a result, IMAQ concluded that the fair market value of the business to be acquired at the Initial Closing will be significantly in excess of 80% of the net assets held in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account).

Redemption Rights for Holders of the Public Shares

Pursuant to IMAQ’s amended and restated certificate of incorporation, holders of the public shares will be entitled to redeem their public shares for a pro rata share of the Trust Account (including interest earned on the pro rata portion of the Trust Account, net of taxes payable). IMAQ’s initial stockholders do not have redemption rights with respect to any shares of IMAQ Common Stock owned by them, directly or indirectly.

Automatic Dissolution and Subsequent Liquidation of the Trust Account if No Business Combination

If IMAQ does not consummate the Business Combination and fails to consummate an initial business combination by February 2, 2023, then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend IMAQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated. As a result, this has the same effect as if IMAQ had formally gone through a voluntary liquidation procedure under Delaware law. Accordingly, no vote would be required from the IMAQ stockholders to commence such a voluntary winding up, dissolution and liquidation. If IMAQ is unable to consummate the Business Combination and fails to consummate an initial business combination by February 2, 2023, it will, as promptly as possible but not more than ten business days thereafter, redeem 100% of IMAQ’s outstanding public shares for a pro rata share of the aggregate amount then on deposit in the Trust Account upon the consummation of the Initial Business Combination (including interest earned on the pro rata portion of the Trust Account, net of taxes payable) and then seek to liquidate and dissolve, unless IMAQ seeks stockholder approval to amend the Current Charter to extend the date by which an initial business combination may be consummated. In the event of its dissolution and liquidation, the IMAQ Warrants will expire and will be worthless.

The proceeds deposited in the trust account could, however, become subject to the claims of IMAQ’s creditors which would have higher priority than the claims of its public stockholders. IMAQ cannot guarantee that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, IMAQ’s plan of dissolution must provide for all claims against it to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before IMAQ makes any distribution of its remaining assets to its stockholders. While IMAQ intends to pay such amounts, if any, IMAQ cannot guarantee that it will have funds sufficient to pay or provide for all creditors’ claims.

Although IMAQ will seek to have all vendors, service providers, prospective target businesses or other entities with which IMAQ does business execute agreements with it waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of IMAQ’s public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against IMAQ’s assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, IMAQ’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to it than any alternative.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with IMAQ and will not seek recourse against the trust account for any reason. The Sponsor has agreed that it will be liable to IMAQ if and to the extent any claims by a third party for services rendered or products sold to IMAQ, or a prospective target business with which IMAQ has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under IMAQ’s indemnity of the underwriters of IMAQ’s initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims. IMAQ has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of IMAQ. IMAQ has not asked the Sponsor to reserve for such indemnification obligations. Therefore, IMAQ cannot guarantee that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for IMAQ’s initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, IMAQ may not be able to complete its initial business combination, and IMAQ’s stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of IMAQ’s officers will indemnify IMAQ for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, IMAQ’s independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While IMAQ expects that its independent directors would take legal action on its behalf against the Sponsor to enforce its indemnification obligations to IMAQ, it is possible that IMAQ’s independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. IMAQ has not asked the Sponsor to reserve for such indemnification obligations and IMAQ cannot guarantee that the Sponsor would be able to satisfy those obligations. Accordingly, IMAQ cannot guarantee that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of IMAQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event IMAQ does not complete its business combination by February 2, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of IMAQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event IMAQ does not complete its business combination by February 2, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If IMAQ is unable to complete its business combination by February 2, 2023, IMAQ will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay its taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is IMAQ’s intention to redeem its public shares as soon as reasonably possible following its 18th month and, therefore, IMAQ does not intend to comply with those procedures. As such, IMAQ’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of such date.

Because IMAQ does not comply with Section 280, Section 281(b) of the DGCL requires IMAQ to adopt a plan, based on facts known to IMAQ at such time that will provide for its payment of all existing and pending claims or claims that may be potentially brought against it within the subsequent 10 years. However, because IMAQ is a blank check company, rather than an operating company, and its operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from its vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. Pursuant to the obligation contained in IMAQ’s underwriting agreement dated July 28, 2021, IMAQ required that all vendors, service providers, prospective target businesses or other entities with which it does business execute agreements with it waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against IMAQ are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, the Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under IMAQ’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

If IMAQ files a bankruptcy petition or an involuntary bankruptcy petition is filed against it that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in IMAQ’s bankruptcy estate and subject to the claims of third parties with priority over the claims of its stockholders. To the extent any bankruptcy claims deplete the trust account, IMAQ cannot guarantee that it will be able to return $10.00 per share to its public stockholders. Additionally, if IMAQ files a bankruptcy petition or an involuntary bankruptcy petition is filed against IMAQ that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by IMAQ’s stockholders. Furthermore, IMAQ’s board of directors may be viewed as having breached its fiduciary duty to its creditors and/or may have acted in bad faith, thereby exposing itself and IMAQ to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. IMAQ cannot guarantee that claims will not be brought against it for these reasons.

IMAQ’s public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of its public shares if IMAQ does not complete its business combination by February 2, 2023, subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to its amended and restated certificate of incorporation to modify the substance or timing of its obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if IMAQ has not consummated an initial business combination by February 2, 2023, or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) IMAQ’s completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described in the final prospectus IMAQ filed with the SEC on July 29, 2021. In no other circumstances will a stockholder has any right or interest of any kind to or in the trust account.

Each of IMAQ’s initial stockholders has agreed to waive its rights to participate in any liquidation of the Trust Account or other assets with respect to any shares of IMAQ common stock they hold.

Employees

IMAQ currently has two officers, Messrs. Sarkar and Joshi, who serve as the Chief Executive Officer and Chief Financial Officer, respectively. The officers are not obligated to devote any specific number of hours to IMAQ’s matters. The amount of time the officers will devote to IMAQ in any time period will vary based on whether a target business has been selected and the stage of the Business Combination process IMAQ is in. IMAQ does not have any other employees.

Facilities

IMAQ’s executive offices are located at 1604 US Highway 130, North Brunswick, NJ 08902 and its telephone number is (212) 960-3677. The cost for IMAQ’s use of this space is included in the $10,000 per month fee it pays to the Sponsor for office space, administrative and support services. IMAQ considers its current office space adequate for its current operations.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against IMAQ or any members of its management team in their capacity as such.

ITEM 1A.RISK FACTORS

As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on July 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these risk factors, the Company has identified the following additional risk factors:

We may not be able to complete the Business Combination since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

The Sponsor, Content Creation Media LLC, is a Delaware limited liability company, is controlled by Shibasish Sarkar, an individual who resides in and is a citizen of India. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. While we believe that the nature of IMAQ’s business, and the nature of the businesses of Reliance should not make the transaction subject to U.S. foreign regulations or review by a U.S. government entity, it is possible that the Business Combination may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If the Business Combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination. CFIUS may decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from consummating the Business Combination.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete the Business Combination. If we fail to consummate an initial business combination prior to February 2, 2023 because the review exceeds such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of the funds in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Holders of Record

As of March 31, 2023, there were 8,520,018 of our shares of common stock issued and outstanding held by approximately nine stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10‑K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Fiscal Year End Change

As previously disclosed, we changed our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Our current fiscal year began on April 1, 2022 and ended on March 31, 2023 ("Fiscal 2023"). We refer to the period beginning on January 1, 2022 and ending on March 31, 2022 as the "transition period". We filed a Transition Report on Form 10-QT that included financial information for the transition period with the SEC on September 29, 2022. Our 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 ("Fiscal 2021"). There was no Fiscal 2022.

We have presented the twelve months ended March 31, 2022 as a comparison to our results for Fiscal 2023 as we believe this comparison is more meaningful to a reader’s understanding of our Fiscal 2023 results of operations than a comparison to Fiscal 2021. A comparison of the three-months ended March 31, 2022 to the three-months ended March 31, 2021 may be found in Part I, Item 2, of our Transition Report on Form 10-QT for the three-months ended March 31, 2022 filed with the SEC on September 29, 2022.

Overview

We are a blank check company incorporated on January 15, 2021, in Delaware and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination:

•	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•

could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our common stock, rights and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through March 31, 2023, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended March 31, 2023, we had net loss of $1,235,409, which consists of interest income on investments held in the trust account of $1,088,765 and change in warrant liability of $119,535, offset by operating costs of $2,236,076, and income tax provision of $207,632.

For the year ended March 31, 2022, we had a net loss of $2,198,385, which consists of interest income on investments held in the trust account of $29,938 and change in warrant liability of $318,760, offset by operating costs of $2,547,083.

Liquidity and Capital Resources

As of March 31, 2023, we had $302 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 2, 2023, to consummate a Business Combination. The Company elected to take second extension, Sponsor deposited into the Trust Account $350,000 to extend the deadline from November 2, 2022, to February 2, 2023. On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”). On February 3, 2023, third extension payment of $385,541 was deposited by the Sponsor into the Company’s Trust Account to extend the February 2, 2023, deadline to May 2, 2023. between June and July 2023 further three extension payment amounting to $385,539 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023

If a Business Combination is not consummated by August 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023.Management plans to continue to draw down the funds on its promissory notes, repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

We believe that the balance in our operating bank account as of March 31, 2023; available promissory note, off balance sheet loan arrangement and commitment from sponsor to provide further loan as and when required, will be insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $134,950 for accounting, audit and other third-party expenses attendant to the structuring and negotiation of a business combination; $568,150 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; $385,000 SEC extension fee; $182,000 for franchise tax payment and approximately $45,000 for working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

On March 29, 2022, we amended and restated the Post-IPO Promissory Note, such that the aggregate amount we can borrow at our discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of March 31, 2023 and March 31, 2022, the amount outstanding on the promissory note was $750,000 and $195,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023 and March 31, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $0 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023, and March 31, 2022, the amount outstanding on the November 2022 Promissory Note was $300,000 and $0 respectively.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023, and March 31, 2022, the amount outstanding on the February 2023 Promissory Note was $180,541 and $0 respectively.

Loan Transfer Agreement

On January 26, 2023, International Media Acquisition Corp., a Delaware corporation (the “Company”),entered into a Loan and Transfer Agreement, dated as of the date hereof (the “Loan Agreement”), by and among the Company, Content Creation Media, LLC (the “Sponsor”), and the lender named therein (the “Lender”), pursuant to which the Sponsor is permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Company’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. As of March 31, 2023, we have accrued $40,000 as expense.

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

On October 29, 2021, we also entered into a consulting agreement with Priyanka Agarwal, pursuant to which we engaged Ms. Agarwal to provide strategy, management and financial advisory services to us, as specified in the consulting agreement, commencing on October 29, 2021 and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 28, 2023.In consideration for the services Ms. Agarwal provides to us, we agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, we shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request.

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

On September 13, 2022, we entered into a letter of engagement with FNK IR, pursuant to which we engaged FNK to act as integrated investor and media relations partner on behalf of the Company. In consideration for the services FNK will provide to us, we agreed to pay FNK a monthly fee of $8,000 per month. On February 8, 2023, the contract was terminated.

Critical Accounting Policies

The preparation of  financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent annual period end date while the warrants are outstanding.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Certifying Officers concluded that, during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Shibasish Sarkar	51	Chairman of the Board and Chief Executive Officer
Vishwas Joshi	59	Chief Financial Officer
Sanjay Wadhwa	57	Director
David M. Taghioff	52	Director
Deepak Nayar	64	Director
PPul F. Pelosi, Jr.	54	Director
Suresh Ramamurthi	56	Director
Klaas P. Baks, Ph.D.	51	Director

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

Sanjay Wadhwa has served as a member on our Board of Directors since our inception. Since 1993, Mr. Wadhwa has been the Managing Partner of AP International Group, established in 1958, now one of the oldest film studios in southern India. AP International Group has been involved in film financing, acquisition, distribution, and handling of over 1000 films since its inception. Mr. Wadhwa, with over 35 years of experience in the field of Indian media and entertainment industry, has expertise in film financing, international distribution and syndication, digital media services platform and content production. Mr. Wadhwa is a well-known media personality in Southern India and within the Tamil, Telugu, and Malayalam speaking markets in Middle East, North America and South-East Asia, with notable contribution to trade and film exporting organizations. Mr. Wadhwa has been a member of the Entrepreneurs Organization, Chennai since 2000 and was the second Indian to be on the global board of Entrepreneurs Organization, Alexandria, Virginia, USA (2014 to 2017). Mr. Wadhwa also serves as  Chairman of Phonographic Digital Limited and was also the former director in Recorded Music Performance Ltd.

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

Klaas P. Baks became a member of our Board of Directors on September 17, 2021. Dr. Baks is the Co-Founder and Director of the Emory Center for Alternative Investments and has been a finance professor at Emory University’s Goizueta Business School since September 2002. He teaches courses in private equity, venture capital and distressed investing and has been recognized with nine awards, including Emory University’s highest award for teaching excellence, the Emory Williams Distinguished Teaching Award, the Marc F. Adler Prize for Teaching Excellence awarded by alumni and the Donald R. Keough Award for Excellence. Since October 2014, Dr. Baks has served as the Atlanta Chair for Tiger 21, a peer-to-peer learning network for high-net-worth investors whose members manage more than $50 billion and are entrepreneurs, inventors and top executives focused on improving investment acumen and exploring common issues of wealth preservation, estate planning and family dynamics. Dr. Baks also serves as a director or advisor for various companies and investment funds, including Vistas Media Acquisition Company Inc. (Nasdaq: VMAC) (since August 2020), American Virtual Cloud Technologies, Inc. (Nasdaq: AVCT) (since July 2017) - acquired through a SPAC business combination, Buckhead One Financial (since January 2018), JOYN (from May 2017 to March 2020), Peachtree Hotel Group (since August 2016), Backend Benchmarking (since April 2018) and TWO Capital Partners (since September 2009). Dr. Baks also has served on the Investment Committee of the Westminster Schools Board of Trustees from September 2017 to August 2020. Prior to joining Emory University, he held positions at Fuji Bank in Tokyo, Japan, Deutsche Bank in Hong Kong and the International Monetary Fund in Washington, D.C. Dr. Baks’s research and teaching focuses on issues in alternative investments, entrepreneurial finance and investment management, and he has published papers in numerous academic and business journals, including the Wall Street Journal. Dr. Baks studied at the Wharton School at the University of Pennsylvania, during which he spent two years at Harvard University as part of his doctoral research on the performance of actively managed mutual funds, and earned a Ph.D. in finance. He also earned a Master of Arts in economics from Brown University, a Master of Science in econometrics, cum laude from Groningen University and a diploma in Japanese language and business studies from Leiden University.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of August ☐, 2023, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days.

	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Shibasish Sarkar(2)	6,296,900	73.91%
Vishwas Joshi	-	-
Sanjay Wadhwa	-	-
David M. Taghioff	30,000	*
Deepak Nayar	30,000	*
Paul F. Pelosi, Jr.	30,000	*
Suresh Ramamurthi	30,000	*
Klaas P. Baks	25,000	*
All officers and directors as a group	6,441,900	75.61%
(8 individuals)
Content Creation Media LLC (Our Sponsor)(3)	6,296,900	73.91%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Content Creation Media LLC, 1604 US Highway 130, North Brunswick, NJ 08902.

(2)

Consists of shares owned by Content Creation Media LLC, over which Shibasish Sarkar has voting and dispositive power. Mr. Sarkar disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(3)	Our Chairman and Chief Executive Officer, Shibasish Sarkar, has voting and dispositive power over the shares owned by Content Creation Media LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of March 31, 2023 and March 31, 2022, the amount outstanding on the promissory note was $750,000 and $195,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023, and March 31, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $0 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023, and March 31, 2022, the amount outstanding on the November 2022 Promissory Note was $300,000 and $0 respectively.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023, and March 31, 2022, the amount outstanding on the February 2023 Promissory Note was $180,541 and $0 respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, the amounts paid to the Sponsor were $120,000 for the period ended March 31, 2023 and $80,000 for the period ended March 31, 2022, and are included in operating and formation costs in the  statements of operations. As of March 31, 2023, and March 31, 2022, the amount outstanding under this agreement is $200,000 and $80,000, respectively.

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

Loan and Transfer Agreement

On January 26, 2023, the Company entered into a Loan and Transfer Agreement, dated as of the date hereof (the “Loan Agreement”), by and among the Company, Content Creation Media, LLC (the “Sponsor”), and the lender named therein (the “Lender”), pursuant to which the Sponsor  was permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Company’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

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

The proceeds of the Loan were used for the Company to fund amounts deposited into the Company’s trust account in connection with each extension of the time available for the Company to consummate a business combination.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On June 24, 2023, the Company dismissed Marcum LLP as the independent registered public accounting firm of the Company. On June 24, 2023, the Audit Committee approved the engagement of Mercurius & Associates LLP (“Mercurius”) as the Company’s new independent registered public accounting firm, effective immediately, for the fiscal year ended March 31, 2023.

Fees

The fees billed by Mercurius for fiscal year 2023, the transition period, and fiscal year 2021 for services rendered to the Company were as follows:

	Fiscal Year 2023 (April 1, 2022 - March 31, 2023)	Transition Period (January 1, 2022 - March 31, 2022)	Fiscal Year 2021 (January 1, 2021 - December 31, 2021)
Audit Fees (1)	$35,000	$-	$-
Audit-Related Fees (2)	-	-	-
Tax Fees(3)	-	-	-
All Other Fees(4)	-	-	-

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

Changes in Independent Registered Public Accounting Firm

As previously disclosed, on June 24, 2023, upon the approval of its Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

As previously disclosed, Marcum audited the Company’s balance sheet as of December 31, 2021, the related statement of operations, changes in stockholders’ deficit and cash flows for the period from January 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). The report of Marcum on such financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

As previously disclosed, during the fiscal year ended December 31, 2021 and the subsequent interim periods through the date of dismissal, there have been no: (i) disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Marcum, would have caused them to make reference thereto in their report on the financial statements or (ii) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Marcum a copy of the foregoing disclosure and requested that Marcum provide a letter addressed to the Securities & Exchange Commission confirming their agreement with such disclosure. A copy of Marcum’s letter, dated June 28, 2023, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Company on June 28, 2023.

As previously discussed, on June 24, 2023, upon the approval of the Audit Committee, the Company engaged Mercurius & Associates LLP (“Mercurius”) as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2023, effective immediately.

During the fiscal year ended December 31, 2021 and the subsequent interim periods through the date of Mercurius’ engagement, neither the Company nor anyone acting on its behalf consulted Mercurius regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements and neither a written report nor oral advice was provided to the Company by Mercurius that Mercurius concluded was an important factor considered by the Company in reaching a decision as to such accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of International Media Acquisition Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of International Media Acquisition Corp., (the “Company”) as of March 31, 2023, March 31, 2022, and December 31, 2021, the related statements of operations, statements of comprehensive (loss)/ income, shareholders’ equity, and cash flows for the year ended March 31, 2023, three months ended March 31, 2022 (transition period), and the period from January 15, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, March 31, 2022, and December 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2023, three months ended March 31, 2022 (transition period), and the period from January 15, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed in para ‘Liquidity and Going Concern’ of Note 1 to the Financial Statements, If a Business Combination is not consummated by August 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

We draw attention to Note 1 to the financial statements which describe that, on August 16, 2022, the Board of Directors of the Company approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws. Our opinion is not modified with respect to this matter.

Critical audit matter

The Critical Audit Matter are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2023

New Delhi, India

July 12, 2023

INTERNATIONAL MEDIA ACQUISITION CORP.

 BALANCE SHEETS

	March 31, 2023	March 31, 2022	December 31, 2021
ASSETS
Cash	$302	$107,684	$224,707
Prepaid expenses	52,500	192,200	238,953
Total current assets	52,802	299,884	463,660
Investments held in Trust Account	20,978,456	230,029,939	230,006,777
Total Assets	$21,031,258	$230,329,823	$230,470,437

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,192,707	$413,979	$394,079
Accrued expenses - related party	200,000	80,000	-
Promissory note- related party	2,125,541	195,000	-
Income tax payable	207,632	-	-
Total current liabilities	3,725,880	688,979	394,079
Deferred underwriting fee payable	8,050,000	8,050,000	8,050,000
Warrant liability	23,907	143,442	262,977
Total Liabilities	11,799,787	8,882,421	8,707,056

Commitments (see Note 7)
Common stock subject to possible redemption: 1,973,118, 23,000,000 and 23,000,000 shares issued and outstanding at $10.28, $10.00 and $10.00 redemption value as of March 31, 2023, March 31, 2022 and December 31, 2021, respectively	20,284,026	230,000,000	230,000,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 1,973,118, 23,000,000 and 23,000,000 shares subject to possible redemption as of March 31, 2023, March 31, 2022 and December 31, 2021, respectively)	655	655	655
Additional paid-in capital	-	564,600	564,600
Accumulated deficit	(11,053,210)	(9,117,853)	(8,801,874)
Total Stockholder's Deficit	(11,052,555)	(8,552,598)	(8,236,619)
Total Liabilities and Stockholder's Deficit	$21,031,258	$230,329,823	$230,470,437

The accompanying notes are an integral part of the financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2023	Three-Months Ended March 31, 2022 (transition period)	For the Period from January 15, 2021 (Inception) Through December 31, 2021
Formation and operating costs	$2,236,077	$458,675	$736,960
Stock-based compensation expense	-	-	1,351,448
Loss from operations	(2,236,077)	(458,675)	(2,088,408)
Expensed offering costs	-	-	-
Change in fair value of warrant liability	119,535	119,535	199,225
Interest and dividend income on investments held in trust account	1,088,765	23,161	6,777
Loss before provision for income taxes	$(1,027,777)	$(315,979)	$(1,882,406)
Provision for income taxes	207,632	-	-
Net loss	$(1,235,409)	$(315,979)	$(1,882,406)

Weighted average shares outstanding, basic and diluted	15,291,778	29,546,900	15,189,291
Basic and diluted net loss per common share	$(0.08)	$(0.01)	$(0.12)

The accompanying notes are an integral part of the financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 15, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	5,750,000	575	24,425	-	25,000
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	-	-	11,644,529	-	11,644,529
Proceeds from Initial Public Offering allocated to Public Rights, net of offering costs	-	-	6,853,620	-	6,853,620
Proceeds from sale of Private Units to Sponsor allocated to Private Shares, net of offering costs	796,900	80	7,173,920	-	7,174,000
Proceeds from sale of Private Units to Sponsor allocated to Private Rights, net of offering costs	-	-	250,879	-	250,879
Accretion of Public Shares to redemption value	-	-	(26,734,221)	(6,919,468)	(33,653,689)
Stock-based compensation	-	-	1,351,448	-	1,351,448
Net loss	-	-	-	(1,882,406)	(1,882,406)
Balance at December 31, 2021	6,546,900	655	564,600	(8,801,874)	(8,236,619)

Net loss	-	-	-	(315,979)	(315,979)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	-		-
Balance at March 31, 2022	6,546,900	655	564,600	(9,117,853)	(8,552,598)

Net loss	-	-	-	(1,235,409)	(1,235,409)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	(564,600)	(699,948)	(1,264,548)
Balance at March 31, 2023	6,546,900	655	-	(11,053,210)	(11,052,555)

The accompanying notes are an integral part of the financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	Year Ended March 31, 2023	Three-Months Ended March 31, 2022 (transition period)	For the Period from January 15, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,235,409)	$(315,979)	$(1,882,406)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	-	-	1,351,448
Expensed offering costs	-	-	4,926
Interest and dividend income on investments held in trust account	(1,088,765)	(23,161)	(6,777)
Change in fair value of warrant liability	(119,535)	(119,535)	(199,225)
Changes in operating assets and liabilities:
Prepaid expenses	139,700	46,752	(238,953)
Accounts payable and accrued expenses	898,728	99,900	394,079
Income tax payable	207,632	-	-
Net cash provided by (used in) operating activities	(1,197,649)	(312,023)	(576,908)

Cash flows from Investing Activities:
Cash deposited in Trust Account	(1,085,541)	-	(230,000,000)
Cash withdrawn from trust account to pay franchise tax	245,266	-	-
Cash withdrawn from trust account in connection with redemption	210,980,523	-	-
Net cash provided by (used in) investing activities	210,140,248	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount paid	-	-	225,400,000
Proceeds from the sale of private units	-	-	7,240,463
Proceeds from promissory note - related party	1,930,541	195,000	315,000
Advance from Sponsor	-	-	94,537
Repayment of advance from Sponsor	-	-	(94,537)
Offering costs paid	-	-	(2,153,848)
Redemption of common stock	(210,980,522)	-	-
Net cash provided by (used in) financing activities	(209,049,981)	195,000	230,801,615

Net Change in Cash	(107,382)	(117,023)	224,707
Cash - Beginning of period	107,684	224,707	-
Cash - End of period	$302	$107,684	$224,707

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$1,264,548	$-	$33,653,689
Deferred underwriting fee payable	$-	$-	$8,050,000
Repayment of promissory note through issuance of private units	$-	$-	$503,537
Offering costs paid in exchange for private units	$-	$-	$225,000
Offering costs paid via promissory note - related party	$-	$-	$213,537
Offering costs paid by Sponsor in exchange for issuance of common stock	$-	$-	$25,000

The accompanying notes are an integral part of the financial statements

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through March 31, 2023, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. (the “Company”) approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

As previously disclosed, the Company changed its fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. The Company's current fiscal year began on April 1, 2022 and ended on March 31, 2023 ("Fiscal 2023"). This Annual Report on Form 10-K refers to the period beginning on January 1, 2022 and ending March 31, 2022 as the "transition period". The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company's 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 ("Fiscal 2021"). There was no Fiscal 2022.

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

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of an additional 82,500 Private Units, at a price of$10.00 per Private Unit, in a private placement to the Sponsor, generating gross proceeds of $825,000.

Following the closing of the Initial Public Offering and the sale of the Private Units, a total of$230,000,000 was placed in a trust account (the “Trust Account”) and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders (the “public stockholders”) of the shares of common stock included in the Units sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity(“ASC 480”).

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

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Combination Period”). On July 26, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 (the “Trust Amendment”) by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 21,026,882 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.03 per share. On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”).

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

On June 1, 2023, a fourth partial extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On June 23, 2023, fifth partial extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On July 11, 2023, the sixth complete extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

Liquidity and Going Concern

As of March 31, 2023, the Company held cash outside the Trust Account of $302 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to redeem Common Stock or for making tax payments.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 2, 2023, to consummate a Business Combination. The Company elected to take second extension, Sponsor deposited into the Trust Account $350,000 to extend the deadline from November 2, 2022, to February 2, 2023.On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”). On February 3, 2023, third extension payment of $385,541 was deposited by the Sponsor into the Company’s Trust Account to extend the February 2, 2023, deadline to May 2, 2023 and between June and July 2023 further three extension payment amounting to $385,539 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023

If a Business Combination is not consummated by August 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, if a Business Combination does not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023. Management plans to continue to draw down the funds on its promissory notes, repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023.

Investments Held in Trust Account

As of March 31, 2023, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of March 31, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	-
Less:
Redemption	-
Common stock subject to possible redemption, December 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 202 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law, which, among other things, will impose a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations occurring after March 31, 2023. The Company is assessing the potential impact of the IRA and will continue to evaluate the IRA’s impact as further information becomes available.

The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Company does not expect a material impact on the financial statements at this time.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Year Ended	Year Ended	Year Ended
	March 31, 2023	March 31, 2022	December 31, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,235,409)	$(2,198,385)	(1,882,406)
Denominator:
Basic and diluted weighted average shares outstanding	15,291,778	21,165,679	15,189,291
Basic and diluted net loss per share of common stock	$(0.08)	$(0.10)	(0.12)

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

The Sponsor and the other holders of the Founder Shares (the “initial stockholders”) have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30‑trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of an initial Business Combination, or earlier in each case if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of March 31, 2023 and March 31, 2022, the amount outstanding on the promissory note was $750,000 and $195,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023, and March 31, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $0 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023, and March 31, 2022, the amount outstanding on the November 2022 Promissory Note was $300,000 and $0 respectively.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of March 31, 2023, and March 31, 2022, the amount outstanding on the February 2023 Promissory Note was $180,541 and $0 respectively.

Loan Transfer Agreement

On January 26, 2023, International Media Acquisition Corp., a Delaware corporation (the “Company”),entered into a Loan and Transfer Agreement, dated as of the date hereof (the “Loan Agreement”), by and among the Company, Content Creation Media, LLC (the “Sponsor”), and the lender named therein (the “Lender”), pursuant to which the Sponsor is permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Company’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, the amounts paid to the Sponsor were $120,000 for the period ended March 31, 2023 and $80,000 for the period ended March 31, 2022, and are included in operating and formation costs in the statements of operations. As of March 31, 2023, and March 31, 2022, the amount outstanding under this agreement is $200,000 and $80,000, respectively.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2022, through March 31, 2023, under this agreement was $10,000. The accrued under this agreement is $40,000 as of March 31, 2023.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2022 through March 31, 2023 under this agreement was $135,000.

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

On September 13, 2022, we entered into a letter of engagement with FNK IR, pursuant to which we engaged FNK to act as integrated investor and media relations partner on behalf of the Company. In consideration for the services FNK will provide to us, we agreed to pay FNK a monthly fee of $8,000 per month. On February 8, 2023, the contract was terminated.

NOTE 7. WARRANTS

As of March 31, 2023, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
•	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
•

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock— The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

Common stock— The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2023, there were 6,546,900 shares of common stock issued and outstanding (including 1,973,118 shares of common stock subject to possible redemption).

Rights— Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-twentieth (1/20) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of a share underlying each right upon consummation of the Business Combination.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$20,978,456	$20,978,456	$—	$—
Liabilities
Warrant liability - Private Warrants	$23,907	$—	$—	$23,907

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2,
	2021 (Initial	As of March 31,	As of March 31,	As of December 31,
	Measurement)	2023	2022	2021
Unit price	$10.00	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.51	$9.91	$9.82
Dividend yield	—%	—%	—%	—%
Term to Business Combination (years)	1.00	0.25	0.34	0.84
Volatility	16.0%	0.00%	3.6%	7.70%
Risk-free rate	0.88%	3.6%	2.42%	1.12%
Fair value	$0.58	$0.03	$0.18	$0.28

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(199,225)
Fair value as of December 31, 2021	262,977
Change in valuation inputs or other assumptions	(119,535)
Fair value as of March 31, 2022	$143,442
Change in valuation inputs or other assumptions	(119,535)
Fair value as of March 31, 2023	$23,907

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2022, through March 31, 2023.

The Company recognized a gain in the accompanying Statement of Operations of $119,535 related to change in fair value of warrant liability for the period from April 01, 2022, through March 31, 2023.

NOTE 11. INCOME TAX

Deferred tax assets:	March 31, 2023	March 31, 2022	December 31, 2021
StartUp/Organization Costs	165,204	272,333	165,204
Net operating loss	34,242	40,934	34,242
Total deferred tax assets	$199,446	313,268	199,446
Valuation allowance	(199,446)	(313,268)	(199,446)
Deferred tax asset, net of allowance	$-	-	-

The income tax benefit (provision) consists of the following:

	For the year ended	For the year ended	For the year ended
	March 31, 2023	March 31, 2022	December 31, 2021
Current
Federal	$141,155	-	-
State	66,478	-	-
Deferred
Federal	(396,050)	(243,762)	(152,304)
State	(134,091)	(69,505)	(47,412)
Valuation allowance	530,142	313,268	199,446
Income tax provision	$207,632	-	-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from April 1, 2022 through March 31, 2023, the change in the valuation allowance was $216,874.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2023 and March 31, 2022 is as follows

	For the year ended	For the year ended	For the year ended
	March 31, 2023	March 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%	21.00%
New Jersey statutory rate	7.11%	5.99%	6.50%
Change in fair value of warrant liability	3.27%	3.91%	2.91%
Expensed offering costs	-	(0.06)%	(0.07)%
Change in valuation allowance	(51.58)%	(14.25)%	(10.60)%
Stock Compensation	-	(16.59)%	(19.74)%
Income Taxes Provision (Benefit)	(20.20)%	-	-

The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the year ended March 31, 2023, due to the valuation allowance recorded on the Company's net operating losses, as well as the change in the fair value of warrant liability, stock compensation expenses, warrant issuance costs, and state income taxes net of federal benefit.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. The Company’s tax returns for the year ended December 31, 2021, remain open and subject to examination.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company concluded that there have been no events that have occurred that would require adjustments to the financial statements.

On June 1, 2023, a fourth partial extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On June 23, 2023, fifth partial extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On June 24, 2023, upon the approval of its Audit Committee of the Board of Directors (the “Audit Committee”) of International Media Acquisition Corp. (the “Company”), the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm and the Company engaged Mercurius & Associates LLP (“Mercurius”) (formerly known as the AJSH & Co LLP) the Company's independent registered public accounting firm for the fiscal year ending March 31, 2023, effective immediately.

On July 11, 2023, the sixth complete extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

33

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
3.2

Certificate of Amendment, dated January 27, 2023, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8K filed by the Registrant on February 2, 2023).

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

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022).
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

10.13	Employment agreement with Vishwas Joshi.
10.14	Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022).
10.15	Form of Loan and Transfer Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 26, 2023).
10.16

Amendment to the Investment Management Trust Agreement between Trident Acquisitions Corp. and Continental Stock Transfer & Trust Company, dated July 26, 2022 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 26, 2022).

10.17

Amendment to the Investment Management Trust Agreement, dated January 27, 2023, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on February 2, 2023).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1 filed by the Registrant on April 7, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDIA ACQUISITION CORP.
Dated: July 13, 2023

	By:	/s/ Shibasish Sarkar
	Name:	Shibasish Sarkar
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shibasish Sarkar	Chief Executive Officer and Chairman	July 13, 2023
Shibasish Sarkar	(Principal Executive Officer)

/s/ Vishwas Joshi	Chief Financial Officer	July 13, 2023
Vishwas Joshi	(Principal Accounting and Financial Officer)

/s/ Sanjay Wadhwa	Director	July 13, 2023
Sanjay Wadhwa

/s/ David M. Taghioff	Director	July 13, 2023
David M. Taghioff

/s/ Deepak Nayar	Director	July 13, 2023
Deepak Nayar

/s/ Paul F. Pelosi, Jr.	Director	July 13, 2023
Paul F. Pelosi, Jr.

/s/ Suresh Ramamurthi	Director	July 13, 2023
Suresh Ramamurthi

/s/ Klaas P. Baks	Director	July 13, 2023
Klaas P. Baks

35