Form 10-Q
period 2023-06-30
International Media Acquisition Corp.
filed 2023-08-11
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(212) 960‑3677
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☒  No ☐

As of August 10, 2023, there were 8,520,018 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.
BALANCE SHEETS

	June 30, 2023 (Unaudited)	March 31, 2023 (Audited)
ASSETS
Cash	$185,483	$302
Prepaid expenses	35,000	52,500
Total current assets	220,483	52,802
Investments held in Trust Account	21,384,554	20,978,456
Total Assets	$21,605,037	$21,031,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,014,140	$1,192,707
Accrued expenses - related party	-	200,000
Promissory note- related party	2,709,128	2,125,541
Income tax payable	263,735	207,632
Total current liabilities	3,987,004	3,725,880
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	13,946	23,907
Total Liabilities	12,050,950	11,799,787

Commitments (see Note 7)
Common stock subject to possible redemption: 1,973,118, shares issued and outstanding at $10.36 and $10.28 redemption value as of June 30, 2023 and March 31, 2023, respectively	20,433,097	20,284,026

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, 0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 1,973,118, 23,000,000 and 23,000,000 shares subject to possible redemption as of June 30, 2023 and March 31, 2023, respectively)	655	655
Additional paid-in capital	-	-
Accumulated deficit	(10,879,665)	(11,053,211)
Total Stockholder's Deficit	(10,879,010)	(11,052,555)
Total Liabilities and Stockholder's Deficit	$21,605,037	$21,031,258

The accompanying notes are an integral part of the unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Formation and operating costs	(81,238)	$571,827
Liabilities written back	(200,000)	-
Income (loss) from operations	118,762	(571,827)
Change in fair value of warrant liability	9,961	87,659
Interest and dividend income on investments held in trust account	249,996	310,587
Income (loss) before provision for income taxes	$378,719	$(173,581)
Provision for income taxes	56,103	31,090
Net loss	$322,616	$(204,671)

Weighted average shares outstanding, basic and diluted	8,520,018	29,546,900
Basic and diluted net loss per common share	$0.04	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

For the three months ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2022	6,546,900	655	564,600	(9,117,853)	(8,552,598)
Net loss	-	-	-	(204,671)	(204,671)
Accretion of Class A Ordinary Shares Subject to Redemption			(340,524)	-	(340,524)
Balance at June 30, 2022	6,546,900	655	224,076	(9,322,524)	(9,097,793)

For the three months ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,555)
Net income	-	-	-	322,616	$322,616
Accretion of Class A Ordinary Shares Subject to Redemption			-	(149,071)	$(149,071)
Balance at June 30, 2023	6,546,900	655	-	(10,879,665)	(10,879,010)

The accompanying notes are an integral part of the unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$322,616	$(204,671)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	-	-
Expensed offering costs	-	-
Interest and dividend income on investments held in trust account	(249,996)	(310,587)
Change in fair value of warrant liability	(9,961)	(87,659)
Changes in operating assets and liabilities:
Prepaid expenses	17,500	106,253
Accounts payable and accrued expenses	(378,566)	101,799
Income tax payable	56,103	80,953
Net cash provided by (used in) operating activities	(242,304)	(313,912)

Cash flows from Investing Activities:
Cash deposited in Trust Account	(257,027)	-
Cash withdrawn from trust account to pay franchise tax	100,925	-
Net cash provided by (used in) investing activities	(156,102)	-

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	583,587	250,000
Net cash provided by (used in) financing activities	583,587	250,000

Net Change in Cash	185,181	(63,912)
Cash - Beginning of period	302	107,684
Cash - End of period	$185,483	$43,772

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$149,071	$340,524
Deferred underwriting fee payable	$-	$-
Repayment of promissory note through issuance of private units	$-	$-
Offering costs paid in exchange for private units	$-	$-
Offering costs paid via promissory note - related party	$-	$-
Offering costs paid by Sponsor in exchange for issuance of common stock	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2023, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. (the “Company”) approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

As previously disclosed, the Company changed its fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. The Company's first fiscal year began on April 1, 2022, and ended on March 31, 2023 ("Fiscal 2023"). The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company's 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 ("Fiscal 2021"). There was no Fiscal 2022.

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

The Company will have 15 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023 (the “Amended Combination Period”).

             On July 31, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate a business combination (the “Combination Period”) for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering.

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

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Combination Period”). On July 26, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 (the “Trust Amendment”) by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 21,026,882 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.03 per share. On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023.

On July 31, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate a business combination (the “Amended Combination Period”) for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering).

On July 26, 2022, the extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022.

On October 28, 2022, a second extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the November 2, 2022, deadline to February 2, 2023.

On February 3, 2023, the third extension payment of $385,541 was deposited by the Sponsor into the Company’s Trust Account to extend the February 2, 2023, deadline to May 2, 2023.

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

On August 2, 2023, the monthly extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2023, deadline to August 2, 2024.

Liquidity and Going Concern

As of June 30, 2023, the Company held cash outside the Trust Account of $185,483 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, to redeem Common Stock or for making tax payments.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 2, 2024, to consummate a Business Combination.

On July 31, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional twelve (12) months, from August 2, 2023, to August 2, 2024.

If a Business Combination is not consummated by August 2, 2024, the amended business combination period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, if a Business Combination does not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2024.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 2, 2024, the amended business combination period, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2024. Management plans to continue to draw down the funds on its promissory notes, repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023, and June 30, 2022.

Investments Held in Trust Account

As of June 30, 2023, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 18days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of June 30, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	149,070.56
Less:
Redemption	-
Common stock subject to possible redemption, June 30, 2023	20,433,096

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,242,385 as a result of the Initial Public Offering (consisting of $4,600,000 of underwriting fees, $8,050,00015242385 of deferred underwriting fees, and $2,592,385 of other offering costs). The Company recorded $13,850,689 of offering costs as a reduction of temporary equity in connection with the Public Shares. The Company recorded $1,386,770 as a reduction of permanent equity in connection with the Public Warrants, Public Rights, Private Shares and Private Rights. The Company immediately expensed $4,926 of offering costs in connection with the Private Warrants that were classified as liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company files income tax returns in the U.S federal jurisdiction and New Jersey.

Our effective tax rate was 14.81% and (17.91) % for the three months ended June 30, 2023, and 2022, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended June 30, 2023, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination

Net Income (Loss) Per Share of Common Stock

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2023	June 30, 2022
Basic and diluted net loss per share:
Numerator:
Net loss	$322,616	$(204,671)
Denominator:
Basic and diluted weighted average shares outstanding	8,520,018	29,546,900
Basic and diluted net loss per share of common stock	$0.04	$(0.01)

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

The carrying amounts reflected in the balance sheet for current assets and current liabilities are of approximate fair value due to their short-term nature.

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

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of June 30, 2023, and June 30, 2022, the amount outstanding on the promissory note was $750,000 and $445,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of June 30, 2023, and June 30, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $0 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of As of June 30, 2023, and June 30, 2022, the amount outstanding on the November 2022 Promissory Note was $300,000 and $0 respectively.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of June 30, 2023, and June 30, 2022, the amount outstanding on the February 2023 Promissory Note was $121,560 and $0 respectively.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived off. As of June 30, 2023, and June 30, 2022, the amount outstanding under this agreement is $0 and $110,000, respectively.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of June 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023.

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

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. The agreement was terminated in April 2022 and since then no further payment has accrued or paid under this agreement.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2023, through June 30, 2023 under this agreement was $11,250.

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

NOTE 7. WARRANTS

As of June 30, 2023, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock— The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

Common stock— The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2023, there were 6,546,900 shares of common stock issued and outstanding (excluding 1,973,118 shares of common stock subject to possible redemption).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$21,384,554	$21,384,554	$—	$—
Liabilities
Warrant liability - Private Warrants	$13,946	$—	$—	$13,946

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial	As of June 30,	As of June 30,
	Measurement)	2023	2022
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.76	$9.98
Dividend yield	—%	—%	—%
Term to Business Combination (years)	1.00	0.25	0.50
Volatility	16.0%	0.00%	0.00%
Risk-free rate	0.88%	4.13%	3.02%
Fair value	$0.58	$0.02	$0.07

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	(9,961)
Fair value as of June 30, 2023	$13,946

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2023, through June 30, 2023.

The Company recognized a gain in the accompanying Statement of Operations of $9,961 related to a change in fair value of warrant liability for the period from April 01, 2023, through June 30, 2023.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 21, 2023, International Media Acquisition Corp. (the “Company”) entered into an employment contract extension with the Chief Financial Officer of the Company, Mr. Vishwas Joshi (“Contract Extension”). The Contract Extension extends Mr. Joshi’s employment agreement, dated February 8, 2021 (the “Employment Agreement”), with the Company to September 30, 2023. The original termination date of the Employment Agreement was July 27, 2023.

On July 31, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate a business combination (the “Combination Period”) for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to International Media Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Content Creation Media LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Please see the Current Report on Form 8-K we filed with the SEC on October 24, 2022, for additional information.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through June 30, 2023, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the quarter ended June 30, 2023, we had net profit of $322,616, which consists of interest income on investments held in the trust account of $249,996 and change in warrant liability of $9,961, offset by operating costs of $(118,762), and income tax provision of $56,103.

For the quarter ended June 30, 2022, we had a net loss of $204,671, which consists of interest income on investments held in the trust account of $310,587 and change in warrant liability of $87,659, offset by operating costs of $571,827 and income tax provision of $31,090.

Liquidity and Capital Resources

As of June 30, 2023, we had $185,483 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

The proceeds from the Private Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete our initial business combination within 15 months (or up to 18 months if our time to complete a business combination is extended), the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the rights and warrants included in the Private Units.

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

We intend to use substantially all of the net proceeds of the Initial Public Offering and the private placement, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting commissions payable to the underwriters in an amount equal to 3.5% ($8,050,000) of the total gross proceeds raised in the Initial Public Offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 2, 2023, to consummate a Business Combination.

On July 31, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional twelve (12) months, from August 2, 2023, to August 2, 2024.

If a Business Combination is not consummated by August 2, 2024 (the amended business combination period), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, if a Business Combination does not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2024.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 2, 2024 (the amended business combination period), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2023. Management plans to continue to draw down the funds on its promissory notes, repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.

We believe that the balance in our operating bank account as of June 30, 2023; available promissory note, off balance sheet loan arrangement and commitment from sponsor to provide further loan as and when required, will be insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $72,431 for accounting, audit and other third-party expenses attendant to the structuring and negotiation of a business combination; $102,646 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; $257,027 SEC extension fee; $200,000 for franchise tax payment and approximately $45,000 for working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

On March 29, 2022, we amended and restated the Post-IPO Promissory Note, such that the aggregate amount we can borrow at our discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of June 30, 2023, and June 30, 2022, the amount outstanding on the promissory note was $750,000 and $195,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of June 30, 2023, and June 30, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $0 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of June 30, 2023, and June 30, 2022, the amount outstanding on the November 2022 Promissory Note was $300,000 and $0 respectively.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of June 30, 2023, and June 30, 2022, the amount outstanding on the February 2023 Promissory Note was $121,560 and $0 respectively.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. As of June 30, 2023, we have accrued $40,000 as expense. On July 21, 2023, International Media Acquisition Corp. (the “Company”) entered into an employment contract extension with the Chief Financial Officer of the Company, Mr. Vishwas Joshi (“Contract Extension”). The Contract Extension extends Mr. Joshi’s employment agreement, dated February 8, 2021 (the “Employment Agreement”), with the Company to September 30, 2023. The original termination date of the Employment Agreement was July 27, 2023.

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

On September 17, 2021, we entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which we engaged Mr. Cherian to provide financial advisory services to us for a period of 12 months. In consideration for his services, we agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. The agreement was terminated in April 2022 and since no further payment accrued or paid under this agreement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

_____________________

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

International Media Acquisition Corp.

Date: August ☐, 2023	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive Officer)

International Media Acquisition Corp.

Date: August ☐, 2023	By:	/s/ Vishwas Joshi
Vishwas Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)

