Form 10-Q
period 2023-09-30
International Media Acquisition Corp.
filed 2024-02-23
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sep 30, 2023

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

As of September ☐, 2023, there were 8,500,164 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.
BALANCE SHEETS

	September 30, 2023 (Unaudited)	March 31, 2023 (Audited)
ASSETS
Cash	$7,060	$302
Prepaid expenses	17,500	52,500
Total current assets	24,560	52,802
Investments held in Trust Account	21,355,330	20,978,456
Total Assets	$21,379,890	$21,031,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,551,987	$1,192,707
Accrued expenses - related party	-	200,000
Promissory note- related party	2,965,642	2,125,541
Income tax payable	327,107	207,632
Total current liabilities	4,844,736	3,725,880
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	15,938	23,907
Total Liabilities	12,910,674	11,799,787

Commitments (see Note 7)
Common stock subject to possible redemption: 1,909,723 and 1,973,118, shares issued and outstanding at $10.48 and $10.28 redemption value as of September 30, 2023 and March 31, 2023, respectively	20,018,332	20,284,026

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 1,909,723 and 1,973,118 shares subject to possible redemption as of September 30, 2023 and March 31, 2023, respectively)	655	655
Additional paid-in capital	-	-
Accumulated deficit	(11,549,771)	(11,053,211)
Total Stockholder's Deficit	(11,549,116)	(11,052,556)
Total Liabilities and Stockholder's Deficit	$21,379,890	$21,031,258

The accompanying notes are an integral part of the unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Formation and operating costs	$604,743	$618,398	$685,981	$1,190,225
Loss from operations	(604,743)	(618,398)	(685,981)	(1,190,225)
Liabilities written back	-	-	200,000	-
Change in fair value of warrant liability	(1,992)	31,876	7,969	119,535
Interest and dividend income on investments held in trust account	275,850	368,089	525,846	678,676
Loss before provision for income taxes	(330,885)	(218,433)	47,834	(392,014)
Provision for income taxes	63,371	100,192	119,474	131,283
Net loss	$(394,256)	$(318,625)	$(71,640)	$(523,297)
Weighted average shares outstanding, basic and diluted	8,480,740	14,356,758	8,500,164	21,868,367
Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,556)
Net income (loss)	-	-	-	322,616	322,616
Accretion of Class A Ordinary Shares Subject to Redemption			-	(149,071)	(149,071)
Balance at June 30, 2023	6,546,900	655	-	(10,879,664)	(10,879,009)
Net income (loss)	-	-	-	(394,256)	(394,256)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	-	(275,850)	(275,850)
Balance at September 30, 2023	6,546,900	$655	$-	$(11,549,771)	$(11,549,116)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2022	6,546,900	$655	$564,600	$(9,117,853)	$(8,552,598)
Net income (loss)	-	-	-	(204,672)	(204,672)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	(340,524)	-	(340,524)
Balance at June 30, 2022	6,546,900	655	224,076	(9,322,525)	(9,097,794)
Net income (loss)	-	-	-	(318,625)	(318,625)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	(224,076)	(144,013)	(368,089)
Balance at September 30, 2022	6,546,900	$655	$-	$(9,785,163)	$(9,784,508)

The accompanying notes are an integral part of the unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(71,640)	$(523,297)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	-	-
Expensed offering costs	-	-
Interest and dividend income on investments held in trust account	(525,845)	(678,676)
Change in fair value of warrant liability	(7,969)	(119,535)
Changes in operating assets and liabilities:
Prepaid expenses	35,000	177,325
Accounts payable and accrued expenses	159,280	145,595
Income tax payable	119,475	131,283
Net cash provided by (used in) operating activities	(291,699)	(867,305)

Cash flows from Investing Activities:
Cash deposited in Trust Account	(642,569)	(350,000)
Cash withdrawn from trust account in connection with redemption	690,615	209,237,593
Cash withdrawn from trust account to pay franchise tax	100,925	245,266
Net cash provided by (used in) investing activities	148,971	209,132,859

Cash Flows from Financing Activities:
Redemption of common stock	(690,615)	(209,237,593)
Proceeds from promissory note - related party	840,101	945,000
Net cash provided by (used in) financing activities	149,486	(208,292,593)

Net Change in Cash	6,758	(27,039)
Cash - Beginning of period	302	107,684
Cash - End of period	$7,060	$80,645

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$424,921	$708,613

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2023, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. (the “Company”) approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

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

Termination of Proposed Business Combination

As previously disclosed, on October 22, 2022, International Media Acquisition Corp. (“IMAQ”) entered into a Stock Purchase Agreement (the “SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Seller”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company''). Pursuant to the terms of the SPA, a business combination between IMAQ and the Target Company was to be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Seller in a series of transactions (collectively, the “Stock Acquisition''). Pursuant to Section 12.1(a) of the SPA, wherein in the event of the Initial Closing (as defined in the SPA) has not occurred by the Outside Closing Date (as defined in the SPA) either the Seller or the Target Company or IMAQ has the right to terminate the SPA. The Seller has terminated the SPA with immediate effect, and the Target Company & IMAQ have acknowledged and accepted vide termination letter dated October 25, 2023 (“Termination Letter”) received by IMAQ on October 26, 2023, without any liability to any of the parties involved.

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Combination Period”). On July 26, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 (the “Trust Amendment”) by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 21,026,882 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.03 per share. On August 7, 2023 public stockholders holding 63,395 shares of the Company’s common stock (out of a total of 1,973,118 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.89 per share

 On January 27, 2023, IMAQ held a special meeting of stockholders (the “Special Meeting”). As approved by its stockholders at the Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) which became effective upon filing. The Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023.

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

               The Sponsor has made the monthly deposit into the Trust Account of $128,513 for the monthly extension, from August 2, 2023 until December 2, 2023.

Liquidity and Going Concern

As of September 30, 2023 and March 31, 2023 the Company had cash of $7,060 and $302 respectively and working capital deficit of $4820,176 and $3,673,078 respectively. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2023 and for the six months ended September 30, 2023 and September 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of March 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended March 31, 2023.

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

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $7,060 and $302 for September 30, 2023 and March 31, 2023, respectively and no cash equivalents as of September 30, 2023 and March 31, 2023.

Investments Held in Trust Account

As of September 30, 2023, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

               As of September 30, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	249,996
Less:
Withdrawal for tax payment from trust account	(100,925)
Common stock subject to possible redemption, June 30, 2023	20,433,097
Plus:
Remeasurement of carrying value to redemption value	275,850
Less:
Redemption	(690,615)
Common stock subject to possible redemption, September 30, 2023	20,018,332

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023, and March 31, 20223 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes were accrued for $119,474 for the six months ended September 30, 2023 and the income tax payable for March 31, 2023 was $207,632.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Six Months Ended	For the Six Months Ended
	September 30, 2023	September 30, 2022
Basic and diluted net loss per share:
Numerator:
Net Income (loss)	$(71,640)	$(523,297)
Denominator:
Basic and diluted weighted average shares outstanding	8,500,164	21,868,367
Basic and diluted net loss per share of common stock	$(0.01)	$(0.02)

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

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of September 30, 2023, and September 30, 2022, the amount outstanding on the promissory note was $750,000 and $750,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2023, and September 30, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $195,000 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of As of September 30, 2023, and September 30, 2022, the amount outstanding on the November 2022 Promissory Note was $300,000 and $0 respectively.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2023, and September 30, 2022, the amount outstanding on the February 2023 Promissory Note was $500,000 and $0 respectively.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived off. As of September 30, 2023, and September 30, 2022, the amount outstanding under this agreement is $0 and $110,000, respectively.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2023, through September 30, 2023 under this agreement was $67,500.

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

NOTE 7. WARRANTS

As of September 30, 2023, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock— The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no shares of preferred stock issued or outstanding.

Common stock— The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2023, there were 6,546,900 shares of common stock issued and outstanding (excluding 1,909,723 shares of common stock subject to possible redemption).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of  September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$21,355,330	$21,355,330	$—	$—
Liabilities
Warrant liability - Private Warrants	$15,938	$—	$—	$15,938

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial	As of September 30,	As of September 30,
	Measurement)	2023	2022
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$11.36	$10.15
Dividend yield	—%	—%	—%
Term to Business Combination (years)	1.00	0.00	0.34
Volatility	16.0%	0.00%	0.00%
Risk-free rate	0.88%	5.25%	4.00%
Fair value	$0.58	$0.02	$0.03

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$—
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(438,295)
Fair value as of September 30, 2022	23,907
Change in valuation inputs or other assumptions	-
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	(7,969)
Fair value as of September 30, 2023	$15,938

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2023, through September 30, 2023.

The Company recognized a gain in the accompanying Statement of Operations of $7,969 related to a change in fair value of warrant liability for the period from April 01, 2023, through September 30, 2023.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company is subject to a dispute regarding the pending fee with 2 vendors Loeb & Loeb and Marcum which is $164,383 in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the condensed consolidated financial statements.

 Termination of Proposed Business Combination

As previously disclosed, on October 22, 2022, International Media Acquisition Corp. (“IMAQ”) entered into a Stock Purchase Agreement (the “SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Seller”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company''). Pursuant to the terms of the SPA, a business combination between IMAQ and the Target Company was to be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Seller in a series of transactions (collectively, the “Stock Acquisition''). Pursuant to Section 12.1(a) of the SPA, wherein in the event of the Initial Closing (as defined in the SPA) has not occurred by the Outside Closing Date (as defined in the SPA) either the Seller or the Target Company or IMAQ has the right to terminate the SPA. The Seller has terminated the SPA with immediate effect, and the Target Company & IMAQ have acknowledged and accepted vide termination letter dated October 25, 2023 (“Termination Letter”) received by IMAQ on October 26, 2023, without any liability to any of the parties involved.

Securities Purchase Agreement

On November 16, 2023, International Media Acquisition Corp., a Delaware corporation and a special purpose acquisition company (the “Company”), the Company entered into a Securities Purchase Agreement dated November 10, 2023 (the “Securities Purchase Agreement”) with JC Unify Capital (Holdings) Limited, a BVI company (the “Buyer”), Content Creation Media LLC, a Delaware limited liability company (“Sponsor”), and Shibasish Sarkar, (“Seller”, together with the Sponsor the “Sellers”), pursuant to which (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 597,675 private placement units of the Company, which represents 75% of the total company securities owned by the Sponsor for an aggregate purchase price of $1.00 (the “Closing Cash Purchase Price”), (ii) the closing of the transactions contemplated by the Securities Purchase Agreement (the “Closing”) shall take place as soon as practicable after signing of the Securities Purchase Agreement, on such time and date as may be mutually agreed by the Buyer and the Sellers, subject to satisfaction of the conditions set forth in the Securities Purchase Agreement.

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the “First Amendment”) with the Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Sponsor (“Transferred Sponsor SPAC Securities”), (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of the SPAC, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (the “Schedule 14F Change in Control Date”) (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, the SPAC shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan Capital Markets LLC (the “Chardan”), $50,000 shall be rebated via wire transfer from the Chardan to the Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of the SPAC prior to the signing of the SPA (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

Issuance of Promissory Note

               On January 31, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,300,000 (the “Note”) to the Buyer. Pursuant to the Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such Note is convertible into units having the same terms and conditions as the private placement units as described in the prospectus dated April 7, 2021 (Registration NO. 333-255106) (the “Prospectus”), at the price of $10.00 per unit, at the option of the Buyer. The Note does not bear interest.

As additional consideration for the Buyer making the Note available to the Company, the Company shall issue to the Buyer (a) 100,000 new units at the closing of the Business Combination, which shall be identical in all respects to the private placement units issued at the Company’s initial public offering (the “New Units”), and (b) 847,675 shares of Common Stock of the Company (the “Additional Securities”) of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

The proceeds of the Note will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Extension Payment

               On February 1, 2024, the Company made a deposit of $20,000 (the “Extension Payment”) to the trust account to extend the period of time the Company has to consummate an initial business combination from February 2, 2024 to March 2, 2024.

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

On November 13, 2023, International Media Acquisition Corp (the “Company”) entered into agreement with Chardan Capital Markets, LLC (the “Service Provider”). The Service Provider is willing and hereby agrees to receive, either in cash or in a number of shares of common stock of the post-Business Combination company at the Company’s discretion (the “Payment”) in accordance with the agreement and term sheet signed on November 13, 2023, as full and final satisfaction of all and any Service Fees owed to the Service Provider by the Company. The payment will be made concurrently with the closing of the Business Combination as defined in the attached Term Sheet.

Franchise Tax

               The company withdrew funds amounting to $346,191 from the Trust account for Franchise tax liability out of which $238,741 was deposited as Franchise tax and the balance amount of $107,450 was used for paying the company’s operating expenses. The outstanding Franchise tax balance as of September 30, 2023 is $242,141 out of $110,918 was deposited as Franchise tax on January 24, 2024.

Directors Resignation

On December 17, 2023, David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi notified International Media Acquisition Corp. (the “Company”) that they are resigning from the Board of Directors (the “Board”) of the Company effective immediately.

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

 Termination of Proposed Business Combination

As previously disclosed, on October 22, 2022, International Media Acquisition Corp. (“IMAQ”) entered into a Stock Purchase Agreement (the “SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Seller”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company''). Pursuant to the terms of the SPA, a business combination between IMAQ and the Target Company was to be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Seller in a series of transactions (collectively, the “Stock Acquisition''). Pursuant to Section 12.1(a) of the SPA, wherein in the event of the Initial Closing (as defined in the SPA) has not occurred by the Outside Closing Date (as defined in the SPA) either the Seller or the Target Company or IMAQ has the right to terminate the SPA. The Seller has terminated the SPA with immediate effect, and the Target Company & IMAQ have acknowledged and accepted vide termination letter dated October 25, 2023 (“Termination Letter”) received by IMAQ on October 26, 2023, without any liability to any of the parties involved.

 Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through September 30, 2023, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the quarter ended September 30, 2023, we had net loss of $394,256, which consists of interest income on investments held in the trust account of $275,850 which offset by operating costs of $604,743, and income tax provision of $63,371 and change in warrant liability of $1,992.

For the quarter ended September 30, 2022, we had a net loss of $318,625, which consists of interest income on investments held in the trust account of $368,089, change in warrant liability of $31,876 and offset by operating costs of $618,398, and income tax provision of $100,192.

Liquidity and Capital Resources

As of September 30, 2023, we had $7,060 in our operating bank account available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

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

We believe that the balance in our operating bank account as of September 30, 2023; available promissory note, off balance sheet loan arrangement and commitment from sponsor to provide further loan as and when required, will be insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We expect our primary liquidity requirements during that period to include approximately $193,736 for accounting, audit and other third-party expenses attendant to the structuring and negotiation of a business combination; $84,646 for due diligence, consulting, travel and miscellaneous expenses incurred during search for initial business combination target; $257,027 SEC extension fee; $100,000 for franchise tax payment and approximately $40,000 for working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

On March 29, 2022, we amended and restated the Post-IPO Promissory Note, such that the aggregate amount we can borrow at our discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022. No other terms were amended pursuant to this amendment and restatement. As of September 30, 2023, and September 30, 2022, the amount outstanding on the promissory note was $750,000 and $750,000 respectively.

On August 10, 2022, the Company issued an unsecured promissory note to the Sponsor (the “August 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023 at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2023, and September 30, 2022, the amount outstanding on the August 2022 Promissory Note was $895,000 and $195,000 respectively.

On November 18, 2022, the Company issued an unsecured promissory note to the Sponsor (the “November 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2023, and September 30, 2022, the amount outstanding on the November 2022 Promissory Note was $300,000 and $0 respectively.

On February 14, 2023, the Company issued an unsecured promissory note to the Sponsor (the “February 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination. As of September 30, 2023, and September 30, 2022, the amount outstanding on the February 2023 Promissory Note was $500,000 and $0 respectively.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension.

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

               On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense recognized in the Company’s Statement of Operations for the period from April 01, 2023, through September 30, 2023 under this agreement was $67,500.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

International Media Acquisition Corp.

Date: February ☐, 2024	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive Officer)

