Form 10-Q
period 2023-12-31
International Media Acquisition Corp.
filed 2024-06-03
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-40687

INTERNATIONAL MEDIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1627460
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

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

As of June 3, 2024, there were 7,522,430 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2023 and the Company’s final prospectus for its initial public offering filed with the SEC on July 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2023 (Unaudited)	March 31, 2023 (Audited)
ASSETS
Cash	$1,177	$302
Prepaid expenses	-	52,500
Total Current Assets	1,177	52,802
Investments held in Trust Account	22,027,582	20,978,456
Total Assets	$22,028,759	$21,031,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,942,751	$1,192,707
Accrued expenses - related party	-	200,000
Due to related party	649,913	-
Promissory note- related party	2,445,000	2,125,541
Loan - JC Unify	573,673	-
Excise tax payable	6,906	-
Income tax payable	346,446	207,632
Total Current Liabilities	5,964,689	3,725,880
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	28,688	23,907
Total Liabilities	14,043,377	11,799,787

Commitments (see Note 6)
Common stock subject to possible redemption: 1,909,723 and 1,973,118, shares issued and outstanding at $11.13 and $10.28 redemption value as of December 31, 2023 and March 31, 2023, respectively	21,263,402	20,284,026

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 1,909,723 and 1,973,118 shares subject to possible redemption as of December 31, 2023 and March 31, 2023, respectively)	655	655
Accumulated deficit	(13,278,675)	(11,053,211)
Total Stockholders' Deficit	(13,278,020)	(11,052,556)
Total Liabilities and Stockholders' Deficit	$22,028,759	$21,031,258

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Formation and operating costs	$731,550	$681,987	$1,417,531	$1,872,212
Loss from operations	(731,550)	(681,987)	(1,417,531)	(1,872,212)
Liabilities written back	-	-	200,000	-
Change in fair value of warrant liability	(12,750)	-	(4,781)	119,535
Interest and dividend income on investments held in trust account	286,712	183,534	812,558	862,210
Loss before provision for income taxes	(457,588)	(498,453)	(409,754)	(890,467)
Provision for income taxes	19,340	26,374	138,814	157,656
Net loss	$(476,928)	$(524,827)	$(548,568)	$(1,048,123)
Weighted average shares outstanding, basic and diluted	8,456,623	8,688,795	8,485,669	17,443,109
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.06)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,556)
Net income (loss)	-	-	-	322,616	322,616
Accretion of Class A Ordinary Shares Subject to Redemption			-	(149,071)	(149,071)
Balance at June 30, 2023	6,546,900	655	-	(10,879,664)	(10,879,009)
Net income (loss)	-	-	-	(394,256)	(394,256)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	-	(275,850)	(275,850)
Balance at September 30, 2023	6,546,900	$655	$-	$(11,549,771)	$(11,549,116)
Net income (loss)	-	-	-	(476,928)	(476,928)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	-	(1,245,070)	(1,245,070)
Excise tax liability	-	-	-	(6,906)	(6,906)
Balance at December 31, 2023	6,546,900	$655	$-	$(13,278,675)	$(13,278,020)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2022	6,546,900	$655	$564,600	$(9,117,853)	$(8,552,598)
Net loss	-	-	-	(204,672)	(204,672)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	(340,524)	-	(340,524)
Balance at June 30, 2022	6,546,900	655	224,076	(9,322,525)	(9,097,794)
Net loss	-	-	-	(318,624)	(318,624)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	(224,076)	(144,013)	(368,089)
Balance at September 30, 2022	6,546,900	$655	$-	$(9,785,162)	$(9,784,507)
Net loss	-	-	-	(524,827)	(524,827)
Accretion of Class A Ordinary Shares Subject to Redemption	-	-	-	(329,380)	(329,380)
Balance at December 31, 2022	6,546,900	$655	$-	$(10,639,369)	$(10,638,714)

 The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 30, 2023	Nine Months Ended December 30, 2022
Cash Flows from Operating Activities:
Net loss	$(548,568)	$(1,048,123)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(812,558)	(862,210)
Change in fair value of warrant liability	4,781	(119,535)
Changes in operating assets and liabilities:
Prepaid expenses	52,500	192,200
Accounts payable and accrued expenses	550,044	671,014
Income tax payable	138,814	157,656
Net cash provided by (used in) operating activities	(614,986)	(1,008,998)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,028,109)	(700,000)
Cash withdrawn from trust account to pay franchise tax	100,925	245,267
Cash withdrawn from trust account in connection with redemption	690,615	209,237,593
Net cash provided by (used in) investing activities	(236,569)	208,782,860

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	573,673	-
Proceeds from promissory note - related party	319,459	1,515,000
Advance from Sponsor	649,913	-
Redemption of common stock	(690,615)	(209,237,593)
Net cash provided by (used in) financing activities	852,430	(207,722,593)

Net Change in Cash	875	51,268
Cash - Beginning of period	302	107,684
Cash - End of period	$1,177	$158,952

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$1,669,991	$1,037,993

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

International Media Acquisition Corp. (“IMAQ” or the “Company”) is a blank check company incorporated in Delaware on January 15, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region (excluding China) for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through December 31, 2023, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

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

The Sponsor and the other initial stockholders (as defined in Note 5) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to their Founder Shares and Private Shares if the Company fails to complete (a Business Combination and (c) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor and the other initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company initially had 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). On July 27, 2022, IMAQ held a special of stockholders (the “July 2022 Special Meeting”). As approved by its stockholders at the July 2022 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2022 Charter Amendment”) which became effective upon filing. The July 2022 Charter Amendment changed the date by which IMAQ must consummate an initial business combination to allow the Company to extend two times for an additional three months each time, or from August 2, 2022 to February 2, 2023. On January 27, 2023, IMAQ held a special meeting of stockholders (the “January 2023 Special Meeting”). As approved by its stockholders at the January 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2023 Charter Amendment”) which became effective upon filing. The January 2023 Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023.

On July 31, 2023, IMAQ held a special meeting of stockholders (the “July 2023 Special Meeting”). As approved by its stockholders at the July 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2023 Charter Amendment”) which became effective upon filing. The July 2023 Charter Amendment changed the date by which IMAQ must consummate a business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering.

On January 2, 2024, IMAQ held a special meeting of stockholders (the “January 2024 Special Meeting”). As approved by its stockholders at the January 2024 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Extension Charter Amendment”) which became effective upon filing. The Extension Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 (the “Amended Combination Period”) provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders also approved an amendment to the amended and restated certificate of incorporation (the “NTA Charter Amendment”) to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Exchange Act of 1934, as amended.

If the Company is unable to complete a Business Combination within the Amended Combination Period (as defined below), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights and warrants, which will expire worthless if the Company fails to complete a Business Combination within the Amended Combination Period.

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

Stock Purchase Agreement

On October 22, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Risee”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company”). Pursuant to the terms of the SPA, a business combination between the Company and the Target Company will be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Risee in a series of transactions (collectively, the “Stock Acquisition”). The aggregate purchase price for the shares of the Target Company under the SPA is $102,000,000, and in addition, the Company also agreed to make a primary investment into the Target Company in the amount of $38,000,000, which will be used solely for the purposes of repayment of inter-company loans aggregating to $38,000,000 as existing on the books of the Target Company at the initial closing of the Stock Acquisition.

Termination of Proposed Business Combination

As previously disclosed, on October 22, 2022, the Company entered into a SPA with Risee and the Target Company. Pursuant to Section 12.1(a) of the SPA, wherein in the event of the Initial Closing (as defined in the SPA) has not occurred by the Outside Closing Date (as defined in the SPA) either Risee or the Target Company or the Company has the right to terminate the SPA. Risee terminated the SPA with immediate effect, and the Target Company and the Company acknowledged and accepted the termination letter dated October 25, 2023 received by the Company on October 26, 2023, without any liability to any of the parties involved.

Securities Purchase Agreement

On November 10, 2023, the Company entered into a Securities Purchase Agreement with JC Unify Capital (Holdings) Limited, a BVI company (“JC Unify” or  the “Buyer”), the Sponsor, and Shibasish Sarkar, (“Seller”, together with the Sponsor the “Sellers”), and as amended on January 31, 2024 (the “Securities Purchase Agreement”), pursuant to which the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 Founder Shares and 657,675 private placement units of the Company, which represents 76% of the total Company Securities (as defined in the Securities Purchase Agreement) owned by the Sponsor for an aggregate purchase price of $1.00.

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the “First Amendment”) with the Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Sponsor,  (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of the SPAC, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, the SPAC shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan Capital Markets LLC (the “Chardan”), $50,000 shall be rebated via wire transfer from the Chardan to the Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of the SPAC prior to the signing of the SPA (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Combination Period”). On July 27, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 21,026,882 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.03 per share. On August 7, 2023 public stockholders holding 63,395 shares of the Company’s common stock (out of a total of 1,973,118 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.89 per share.

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

On June 23, 2023, fifth partial extension payment of $128,513 was deposited by the Company into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On July 11, 2023, sixth partial extension payment of $128,513 was deposited by the Company into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

The Company has made the monthly deposit into the Trust Account of $128,513 for the monthly extension, from August 2, 2023 until January 2, 2024.

Liquidity and Going Concern

As of December 31, 2023, the Company had cash of $1,177 and a working capital deficit of $5,963,512. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Amended Combination Period (January 2, 2025), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of persistent inflation and rising interest rates, financial market instability, including recent bank failure, the lingering effects of  the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region and the Israel-Hamas war,  and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

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

As a result of the redemptions by the public stockholders in August 2023, the Company recorded $6,906 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected through March 31, 2024 or for any future periods.

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

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,177 and $302 and none in cash equivalents as of December 31, 2023 and March 31, 2023, respectively.

Investments Held in Trust Account

As of December 31, 2023, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Common Stock Subject to Possible Redemption

All of the 230,000,000 Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	249,996
Less:
Withdrawal for tax payment from trust account	(100,925)
Common stock subject to possible redemption, June 30, 2023	20,433,097
Plus:
Remeasurement of carrying value to redemption value	275,850
Less:
Redemption	(690,615)
Common stock subject to possible redemption, September 30, 2023	20,018,332
Plus:
Remeasurement of carrying value to redemption value	1,245,070
Common stock subject to possible redemption, December 31, 2023	$21,263,402

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was -14.52% and -5.29% for the three months ended December 31, 2023 and 2022, respectively, and -33.88% and -17.71% for the nine months ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended December 31, 2023 and 2022, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

Basic and diluted net loss per share
	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Basic and diluted net loss per share:
Numerators:
Net loss	$(476,928)	$(524,827)	$(548,568)	$(1,048,123)

Denominators:
Basic and diluted weighted average shares outstanding	8,456,623	8,688,795	8,485,669	17,443,109
Basic and diluted net income per share	$(0.06)	$(0.06)	$(0.06)	$(0.06)

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The proceeds from the Private Units was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Amended Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Rights and Private Warrants.

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

On November 10, 2023, the Company entered into a Securities Purchase Agreement with Buyer, the Sponsor, and Shibasish Sarkar, (“Seller”, together with the Sponsor the “Sellers”), pursuant to which the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 Founder Shares and 657,675 private placement units of the Company, which represents 76% of the total Company Securities (as defined in the Securities Purchase Agreement) owned by the Sponsor for an aggregate purchase price of $1.00.

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

 As of December 31, 2023 and March 31, 2023, $2,445,000 and $2,125,541 were outstanding, respectively, under all the promissory notes.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of December 31, 2023 and March 31, 2023, the amount due to related party was $649,913 and $0, respectively.

The Company also received funds from JC Unify, as part of the Securities Purchase Agreement, for working capital purposes. As of December 31, 2023 and March 31, 2023, loan from JC Unify was $573,673 and $0, respectively.

Loan Transfer Agreement

On January 26, 2023, the Company entered into a Loan and Transfer Agreement (the “Loan Agreement”), with the Sponsor and the lender named therein (the “Lender”), pursuant to which the Sponsor is permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Sponsor’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. As of December 31, 2023 and March 31, 2023, the amount outstanding under this agreement is $0 and $200,000, respectively. Since then, no further payment has accrued or paid under this agreement.

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

As of December 31, 2023 and March 31, 2023, the Company had no borrowings under the related party loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

On November 13, 2023, the Company entered into an agreement with Chardan, whereby Chardan agreed to receive, either in cash or in shares of common stock of the post-Business Combination company at the Company’s discretion in accordance with the agreement and term sheet signed on November 13, 2023, as full and final satisfaction of all and any Service Fees owed to Chardan by the Company. The payment will be made concurrently with the closing of the Business Combination.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of December 31, 2023.

Management Consulting Agreement

On May 5, 2021, the Company engaged Ontogeny Capital LTD (“Ontogeny”) (the “Ontogeny Consulting Agreement”) to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for the Company. The Company paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the initial confidential filing of the Company’s registration statement. The Company paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option. In addition, upon the consummation of the Company’s initial Business Combination, the Company has agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services.

On February 14, 2023, the Company entered into an agreement with Ontogeny, whereby Ontogeny and the Company mutually agreed to termination the Ontogeny PIPE Agreement and release each other from any and all responsibilities and obligations relating to the Ontogeny PIPE Agreement. Since termination, no further payment accrued or paid under the Ontogeny PIPE Agreement.

On November 10, 2023, the Company entered into an agreement with Ontogeny, whereby Ontogeny agreed to receive 287,500 shares of common stock of the post-Business Combination company in accordance with the Ontogeny Consulting Agreement, as full and final satisfaction of all obligations owed to Ontogeny by the Company. The payment will be made concurrently with the closing of the Business Combination.

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. The engagement ended in April 2022 and since no further payment accrued or paid under this agreement.

On October 29, 2021, the Company entered into a letter of engagement and terms of business with Sterling Media Ltd (“Sterling Media”) (the “Sterling Agreement”), pursuant to which the Company engaged Sterling Media to provide strategic media coverage for the Company. In consideration of the services Sterling Media provides to the Company, the Company agreed to pay Sterling Media a total fee of $28,250. On November 7, 2023, the Company entered into an agreement with Sterling Media, whereby Sterling Media agreed to receive GBP6,000 in accordance with the Sterling Agreement, as full and final satisfaction of all obligations owed to Sterling Media by the Company. Upon receipt of the payment, all payment obligations of the Company to Sterling Media were cancelled and terminated and there is no further amount due under the Sterling Agreement. Service fees of $12,145 were accrued as of December 31, 2023.

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. On November 9, 2023, the Company entered into an agreement with Ms. Agarwal, whereby Ms. Agarwal agreed receive 12,825 shares of common stock of the post-Business Combination company in accordance with the Consulting Agreement, in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of December 31, 2023, the Company accrued $162,000 consulting fees.

On January 12, 2022, the Company entered a letter of engagement with Chardan, pursuant to which the Company engaged Chardan to provide capital markets advisory services commencing from January 12, 2022 and ending on the close of a potential placement related to the Company’s initial business combination. In consideration for the services Chardan will provide to the Company, the Company agreed to pay Chardan a total fee of 5% of the aggregate sales price of securities sold in the financing transaction plus reimbursement of out-of-pocket expenses capped at $25,000.

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

On March 18, 2022, the Company entered into an engagement letter with Ontogeny Capital (the “Ontogeny PIPE Agreement”) relating to corporate advisory & management consultancy services for the purpose of raising capital in form of private investment in public equity (“PIPE”) financing. Ontogeny Capital will receive a contingent fee equal to 5% of the gross proceeds of securities sold in the PIPE up to $75 million in gross proceeds and 5.5% of the gross proceeds of securities sold in the PIPE from $75 million up to $150 million in gross proceeds. The Ontogeny PIPE Agreement also provides for an additional incremental discretionary fee of 0.5% of gross proceeds if the gross proceeds of securities sold in a PIPE are above $150 million.  The agreement was terminated on February 14, 2023.

On June 9, 2022, the Company entered into a letter of engagement with ADAS Capital Partners and Lone Cypress Holdings (“ADAS”), pursuant to which we engaged ADAS to provide Company with introduction to investors residing in geographies outside of United States of America, assist in negotiations with introduced parties, assist with closing with introduced parties, assets with getting certain capital back from certain individuals and any other services deemed appropriate. In consideration for the services ADAS will provide to the Company, the Company agreed to pay ADAS a total fee of $25,000. The engagement ended on June 22, 2023.

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 as of December 31, 2023.

On June 28, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which the Company engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $24,000.

On July 7, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $10,000.

On July 20, 2022, the Company entered into a letter of engagement with Houlihan Capital (the “Houlihan Capital Agreement”), pursuant to which we engaged Houlihan to render a written opinion (“Opinion”), whether or not favorable, to the Board of Directors of the Company as to whether, as of the date of such Opinion, that the consideration to be issued or paid in the Transaction is fair from a financial point of view to the stockholders of the Company. In consideration for the services, the Company agreed to pay Houlihan a total estimated fee of $150,000. On November 7, 2023, the Company entered into an agreement with Houlihan Capital, whereby Houlihan Capital agreed to receive $13,675 in accordance with the Houlihan Capital Agreement, as full and final satisfaction of all obligations owed to Houlihan Capital by the Company. As of December 31, 2023, $53,675 was outstanding and accrued.

On September 13, 2022, the Company entered into a letter of engagement with FNK IR (the “FNK IR Agreement”), pursuant to which the Company engaged FNK to act as integrated investor and media relations partner on behalf of the Company. In consideration for the services FNK will provide to us, we agreed to pay FNK a monthly fee of $8,000 per month. The engagement was terminated in February 2023.

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. As of December 31, 2023, a total amount of $329,503 (including $29,503 other legal fees) was outstanding and accrued.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 7. WARRANTS

As of December 31, 2023, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS' DEFICIT

Preferred stock— The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and March 31, 2023, there were no shares of preferred stock issued or outstanding.

Common stock— The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2023 and March 31, 2023, there were 6,546,900 shares of common stock issued and outstanding (excluding 1,909,723  and 1,973,118 shares of common stock subject to possible redemption, as of December 2023 and March 31, 2023, respectively).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$22,027,582	$22,027,582	$-	$-
Liabilities
Warrant liability - Private Warrants	$28,688	$-	$-	$28,688

The Company utilizes the Black-Scholes method to value the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial	As of December 31,	As of December 31,
	Measurement)	2023	2022
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$11.32	$10.20
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	0.00	0.25
Volatility	16.0%	3.51%	0.00%
Risk-free rate	0.88%	3.84%	3.95%
Fair value	$0.58	$0.036	$0.03

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(438,295)
Fair value as of September 30, 2022	23,907
Change in valuation inputs or other assumptions	-
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	(7,969)
Fair value as of September 30, 2023	$15,938
Change in valuation inputs or other assumptions	12,750
Fair value as of December 31, 2023	$28,688

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2023, through December 31, 2023.

The Company recognized a loss in the accompanying unaudited Statements of Operations of $4,781 related to a change in fair value of warrant liability for the period from April 01, 2023, through December 31, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the unaudited financial statements.

First Amendment to Securities Purchase Agreement

As previously disclosed, on November 10, 2023, the Company entered into the Securities Purchase Agreement with the Buyer, and the Sellers, pursuant to which (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 597,675 private placement units of the Company, which represents 75% of the total Company Securities owned by the Sponsor for an aggregate purchase price of $1.00, (ii) the closing of the transactions contemplated by the Securities Purchase Agreement (the “Closing”) shall take place as soon as practicable after signing of the Securities Purchase Agreement, on such time and date as may be mutually agreed by the Buyer and the Sellers, subject to satisfaction of the conditions set forth in the Securities Purchase Agreement.

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the “First Amendment”) with the Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Sponsor,  (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of the SPAC, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (the “Schedule 14F Change in Control Date”) (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, the SPAC shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan, $50,000 shall be rebated via wire transfer from the Chardan to the Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of the SPAC prior to the signing of the SPA (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

Issuance of Unsecured January 2024 Promissory Note

On January 31, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,300,000 (the “January 2024 Promissory Note”) to the Buyer. Pursuant to the January 2024 Promissory Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 new units at the closing of the Business Combination, which shall be identical in all respects to the private placement units issued at the Company’s initial public offering (the “New Units”), and (b) 847,675 shares of Common Stock of the Company (the “Additional Securities”) of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

Annual General Meeting

On February 13, 2024, the Company held its annual general meeting of shareholders (the “AGM”). At the AGM, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual general meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

Issuance of Unsecured Promissory Note B

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $530,000 (the “Promissory Note B”) to JC Unify Capital (Holdings) Limited. Pursuant to Promissory Note B, the Buyer agreed to loan to the Company an aggregate amount of up to $530,000. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note B is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Issuance of Unsecured Promissory Note C

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to JC Unify Capital (Holdings) Limited. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest.  The proceeds of the Note will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Extension Payments

On January 2, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to February 2, 2024.

On February 1, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from February 2, 2024 to March 2, 2024.

On March 6, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from March 2, 2024 to April 2, 2024.

On April 5, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from April 2, 2024 to May 2, 2024.

On April 29, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from May 2, 2024 to June 2, 2024

On May 28, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from June 2, 2024 to July 2, 2024.

Franchise Tax

On January 12, 2024, the Company withdrew approximately $223,743 from the Trust account to pay for franchise taxes. On January 25, 2024 and March 6, 2024, $110,917 and $219,302 franchise taxes were paid, respectively.

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

25

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

Recent Developments

 Termination of Proposed Business Combination

As previously disclosed, on October 22, 2022, International Media Acquisition Corp. (“IMAQ”) entered into a SPA with Risee, and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company’’). Pursuant to the terms of the SPA, a business combination between IMAQ and the Target Company was to be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Risee in a series of transactions (collectively, the “Stock Acquisition’’). Pursuant to Section 12.1(a) of the SPA, wherein in the event of the Initial Closing (as defined in the SPA) has not occurred by the Outside Closing Date (as defined in the SPA) either Risee or the Target Company or IMAQ has the right to terminate the SPA. Risee has terminated the SPA with immediate effect, and the Target Company & IMAQ have acknowledged and accepted the termination letter dated October 25, 2023 received by IMAQ on October 26, 2023, without any liability to any of the parties involved.

Securities Purchase Agreement

On November 16, 2023, the Company entered into the Securities Purchase Agreement with the Buyer, the Sponsor, and Shibasish Sarkar, (“Seller”, together with the Sponsor the “Sellers”), pursuant to which (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 597,675 private placement units of the Company, which represents 75% of the total company securities owned by the Sponsor for an aggregate purchase price of $1.00 (the “Closing Cash Purchase Price”), (ii) the Closing shall take place as soon as practicable after signing of the Securities Purchase Agreement, on such time and date as may be mutually agreed by the Buyer and the Sellers, subject to satisfaction of the conditions set forth in the Securities Purchase Agreement.

First Amendment to Securities Purchase Agreement

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the “First Amendment”) with the Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Sponsor,  (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of the SPAC, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, the SPAC shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan, $50,000 shall be rebated via wire transfer from the Chardan to the Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of the SPAC prior to the signing of the SPA (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

January 2024 Special Meeting

On January 2, 2024, IMAQ held a special meeting of stockholders (the “January 2024 Special Meeting”). As approved by its stockholders at the January 2024 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Extension Charter Amendment”) which became effective upon filing. The Extension Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders also approved the NTA Charter Amendment to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Exchange Act of 1934, as amended.

Issuance of Unsecured January 2024 Promissory Note

On January 31, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,300,000 (the “January 2024 Promissory Note”) to the Buyer. Pursuant to the January 2024 Promissory Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units as described in the prospectus dated July 28, 2021 (Registration NO. 333-255106) (the “Prospectus”), at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 new units at the closing of the Business Combination, which shall be identical in all respects to the private placement units issued at the Company’s initial public offering (the “New Units”), and (b) 847,675 shares of Common Stock of the Company (the “Additional Securities”) of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

Annual General Meeting

On February 13, 2024, the Company held its annual general meeting of shareholders (the “AGM”). At the AGM, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual general meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

Issuance of Unsecured Promissory Note B

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $530,000 (the “Promissory Note B”) to JC Unify Capital (Holdings) Limited. Pursuant to Promissory Note B, the Buyer agreed to loan to the Company an aggregate amount of up to $530,000. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note B is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Issuance of Unsecured Promissory Note C

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to JC Unify Capital (Holdings) Limited. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest.

Extension Payments

On January 2, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to February 2, 2024.

On February 1, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from February 2, 2024 to March 2, 2024.

On March 6, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from March 2, 2024 to April 2, 2024.

On April 5, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from April 2, 2024 to May 2, 2024.

On April 29, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from May 2, 2024 to June 2, 2024.

On May 28, 2024, the Company made a deposit of $20,000 (the “Extension Payment”) to the trust account to extend the period of time the Company has to consummate an initial business combination from June 2, 2024 to July 2, 2024.

 Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through December 31, 2023, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2023, we had net loss of $476,928, which consisted of interest income on investments held in the trust account of $286,712, offset by operating costs of $731,550, income tax provision of $19,340 and change in warrant liability of ($12,750). For the three months ended December 31, 2022, we had net loss of $524,827, which resulted from franchise tax and income tax expense of $116,084, formation and operating costs of $592,277 and was offset by interest and dividend income on investments held in the trust account of $183,534.

For the nine months ended December 31, 2023, we had net loss of $548,568, which consisted of interest income on investments held in the trust account of $812,558, offset by operating costs of $1,217,531, income tax provision of $138,814 and change in warrant liability of ($4,781). For the nine months ended December 31, 2022, we had net loss of $ $1,048,123, which consists of interest income on investments held in the trust account of $862,210, which offset by operating costs of $1,872,212, and change in warrant liability of $119,535.

Liquidity and Capital Resources

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

On July 27, 2022, IMAQ held a special of stockholders (the “July 2022 Special Meeting”). As approved by its stockholders at the July 2022 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2022 Charter Amendment”) which became effective upon filing. The July 2022 Charter Amendment changed the date by which IMAQ must consummate an initial business combination to allow the Company to extend two times for an additional three months each time, or from August 2, 2022 to February 2, 2023.

On July 26, 2022, the extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022.

On October 28, 2022, a second extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the November 2, 2022, deadline to February 2, 2023.

On January 27, 2023, IMAQ held a special meeting of stockholders (the “January 2023 Special Meeting”). As approved by its stockholders at the January 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2023 Charter Amendment”) which became effective upon filing. The January 2023 Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023.

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

On July 11, 2023, sixth partial extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On July 31, 2023, IMAQ held a special meeting of stockholders (the “July 2023 Special Meeting”). As approved by its stockholders at the July 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2023 Charter Amendment”) which became effective upon filing. The July 2023 Charter Amendment changed the date by which IMAQ must consummate a business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering).

The Sponsor has made the monthly deposit into the Trust Account of $128,513 for the monthly extension, from August 2, 2023 until January 2, 2023.

On January 2, 2024, IMAQ held a special meeting of stockholders (the “January 2024 Special Meeting”). As approved by its stockholders at the January 2024 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “Extension Charter Amendment”) which became effective upon filing. The Extension Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination (the “Amended Combination Period”) for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders also approved the NTA Charter Amendment to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Exchange Act of 1934, as amended.

On January 2, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to February 2, 2024.

On February 1, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from February 2, 2024 to March 2, 2024.

On March 6, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from March 2, 2024 to April 2, 2024.

On April 5, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from April 2, 2024 to May 2, 2024.

On April 29, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from May 2, 2024 to June 2, 2024.

On May 28, 2024, the Company made a deposit of $20,000 (the “Extension Payment”) to the trust account to extend the period of time the Company has to consummate an initial business combination from June 2, 2024 to July 2, 2024.

As of December 31, 2023, the Company had cash of $1,177 and a working capital deficit of $5,963,512. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Amended Combination Period (January 2, 2025), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

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

As of December 31, 2023 and March 31, 2023, $2,445,000 and $2,125,541were outstanding, respectively, under all the promissory notes.

On January 31, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,300,000 (the “January 2024 Promissory Note”) to the Buyer. Pursuant to the January 2024 Promissory Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units as described in the prospectus dated July 28, 2021 (Registration NO. 333-255106) (the “Prospectus”), at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 new units at the closing of the Business Combination, which shall be identical in all respects to the private placement units issued at the Company’s initial public offering (the “New Units”), and (b) 847,675 shares of Common Stock of the Company (the “Additional Securities”) of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $530,000 (the “Promissory Note B”) to JC Unify Capital (Holdings) Limited. Pursuant to Promissory Note B, the Buyer agreed to loan to the Company an aggregate amount of up to $530,000. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note B is convertible into units having the same terms and conditions as the private placement units as described in the prospectus dated July 28, 2021 (Registration NO. 333-255106) (the “Prospectus”), at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to JC Unify Capital (Holdings) Limited. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of December 31, 2023 and March 31, 2023, the amount due to related party was $649,913 and $0, respectively.

The Company also received funds from JC Unify, as part of the Securities Purchase Agreement, for working capital purposes. As of December 31, 2023 and March 31, 2023, loan from JC Unify was $573,673 and $0, respectively.

 Loan Transfer Agreement

On January 26, 2023, the Company entered into a Loan and Transfer Agreement, dated as of the date hereof (the “Loan Agreement”), by and among the Company, the Sponsor, and the lender named therein (the “Lender”), pursuant to which the Sponsor is permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Sponsor’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

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

The proceeds of the Loan were used by the Company to fund amounts deposited into the Company’s trust account in connection with each extension.

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

On November 13, 2023, the Company entered into an agreement with Chardan, whereby Chardan agreed to receive, either in cash or in a number of shares of common stock of the post-Business Combination company at the Company’s discretion in accordance with the agreement and term sheet signed on November 13, 2023, as full and final satisfaction of all and any Service Fees owed to Chardan by the Company. The payment will be made concurrently with the closing of the Business Combination.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of December 31, 2023.

Consulting Agreements

On May 5, 2021, we engaged Ontogeny Capital LTD (“Ontogeny”) (the “Ontogeny Consulting Agreement”) to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for us. We paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the filing of the registration statement relating to the Initial Public Offering. We paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option. In addition, upon the consummation of our initial business combination, we have agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services.

On September 17, 2021, we entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which we engaged Mr. Cherian to provide financial advisory services to us for a period of 12 months. In consideration for his services, we agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. The engagement ended in April 2022 and since no further payment accrued or paid under this agreement.

On October 29, 2021, we entered into a letter of engagement and terms of business with Sterling Media Ltd (“Sterling Media”) (the “Sterling Agreement”), pursuant to which we engaged Sterling Media to provide strategic media coverage for us commencing on October 29, 2021 and ending on June 30, 2022 (the “Term of Engagement Letter”). In consideration for the services Sterling Media provides to us, we agreed to pay Sterling Media a total fee of £20,000 during the Term of Engagement Letter in accordance with the terms of the Sterling Agreement. An additional mutually agreed financial fee may be awarded to Sterling Media for deals secured by Sterling Media that may result in clearly significant brand enhancement and/or potential future income for us. On November 7, 2023, the Company entered into an agreement with Sterling Media, whereby Sterling Media agreed to receive GBP 6,000 in accordance with the Sterling Agreement, as full and final satisfaction of all obligations owed to Sterling Media by the Company. Upon receipt of the payment, all payment obligations of the Company to Sterling Media will be cancelled and terminated.

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. Expense accrued in the Company’s unaudited Statement of Operations as of December 31, 2023 under this agreement was $162,000.

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

On January 12, 2022, we also entered into a letter of engagement with Chardan, pursuant to which we engaged Chardan to provide merger and acquisition advisory services commencing from January 12, 2022 and ending on close of our initial business combination. In consideration for the services Chardan provides to us, we agreed to pay Chardan a total fee equal to: (i) if we enter into a business combination involving a party other than a target introduced by Chardan, one-half of one percent (0.5%) of the aggregate value of the business combination; and (ii) if we consummate a business combination with a target introduced by Chardan, three percent (3%) of the first $100 million aggregate value of the target, two percent (2.0%) of the aggregate value of the target greater than $100 million but less than $200 million, and one percent (1.0%) of the aggregate value of the target greater than $200 million but less than $300 million, paid at the close of the business combination plus reimbursement of out-of-pocket expenses capped at $25,000. On November 13, 2023, the Company entered into an agreement with Chardan, whereby Chardan agreed to receive, either in cash or in a number of shares of common stock of the post-Business Combination company at the Company’s discretion in accordance with the agreement and term sheet signed on November 13, 2023, as full and final satisfaction of all and any Service Fees owed to Chardan by the Company. The payment will be made concurrently with the closing of the Business Combination.

On March 18, 2022, we entered into an engagement letter with Ontogeny (the “Ontogeny PIPE Agreement”) relating to corporate advisory & management consultancy services for the purpose of raising capital in form of a private investment in public equity (“PIPE”) financing. Ontogeny Capital will receive a contingent fee equal to 5% of the gross proceeds of securities sold in the PIPE up to $75 million in gross proceeds and 5.5% of the gross proceeds of securities sold in the PIPE from $75 million up to $150 million in gross proceeds. The Ontogeny PIPE Agreement also provides for an additional incremental discretionary fee of 0.5% of gross proceeds if the gross proceeds of securities sold in a PIPE are above $150 million. On February 14, 2023, the Company entered into an agreement with Ontogeny, whereby Ontogeny and the Company mutually agreed to termination the Ontogeny PIPE Agreement and release each other from any and all responsibilities and obligations relating to the Ontogeny PIPE Agreement. Since termination, no further payment accrued or paid under the Ontogeny PIPE Agreement.

On June 9, 2022, we entered into a letter of engagement with ADAS Capital Partners and Lone Cypress Holdings (“ADAS”), pursuant to which we engaged ADAS to provide Company with introduction to investors residing in geographies outside of United States of America, assist in negotiations with introduced parties, assist with closing with introduced parties, assets with getting certain capital back from certain individuals and any other services deemed appropriate. In consideration for the services ADAS will provide to us, we agreed to pay ADAS a total fee of $25,000. The engagement ended on June 22, 2023.

On June 24, 2022, we entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which we engaged Morrow to act as Solicitation Agent for our shareholders in connection with Company’s Special Meeting (Extension Meeting) held in the third quarter of 2022. In consideration for the services Morrow provided to us, we agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company. Upon receipt of the payment, all payment obligations of the Company to Morrow will be cancelled and terminated.

On June 28, 2022, we entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $24,000.

On July 7, 2022, we entered into a letter of engagement with Baker, pursuant to which we engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $10,000.

On July 20, 2022, we entered into a letter of engagement with Houlihan Capital (the “Houlihan Capital Agreement”), pursuant to which we engaged Houlihan to render a written opinion (“Opinion”), whether or not favorable, to the Board of Directors of the Company as to whether, as of the date of such Opinion, that the consideration to be issued or paid in the Transaction is fair from a financial point of view to the stockholders of the Company. In consideration for the services Houlihan will provide to us, we agreed to pay Houlihan a total estimated fee of $150,000. On November 7, 2023, the Company entered into an agreement with Houlihan Capital, whereby Houlihan Capital agreed to receive $13,675 in accordance with the Houlihan Capital Agreement, as full and final satisfaction of all obligations owed to Houlihan Capital by the Company. Upon receipt of the payment, all payment obligations of the Company to Houlihan Capital will be cancelled and terminated.

On September 13, 2022, we entered into a letter of engagement with FNK IR (the “FNK IR Agreement”), pursuant to which we engaged FNK to act as integrated investor and media relations partner on behalf of the Company. In consideration for the services FNK will provide to us, we agreed to pay FNK a monthly fee of $8,000 per month. The engagement was terminated in February 2023.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified critical accounting estimates; we have identified the following critical accounting policies:

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

On November 9, 2023, the Company entered into an agreement with Priyanka Agarwal, whereby Priyanka Agarwal agreed to receive 12,825 shares of common stock of the post-Business Combination company in accordance with the consulting agreement signed on October 29, 2021, as full and final satisfaction of all and any service fees owed to Priyanka Agarwal by the Company. The shares will be issued concurrently with the closing of the Business Combination.

On November 9, 2023, the Company entered into an agreement with Vishwas Joshi, our previous Chief Financial Officer, whereby Vishwas Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in accordance with the Chief Financial Officer Agreement, as full and final satisfaction of all and any service fees owed to Vishwas Joshi by the Company. The shares will be issued concurrently with the closing of the Business Combination.

On November 9, 2023, the Company entered into an agreement with ALMT Legal, Advocates & Solicitor (“ALMT”), whereby ALMT agreed to receive (i) USD 75,000 and (ii) 11,000 shares of common stock of the post-Business Combination company in accordance with the agreement signed on November 10, 2021, as full and final satisfaction of all and any service fees owed to ALMT by the Company. The payment of USD 75,000 was made and the shares will be issued concurrently with the closing of the Business Combination.

On November 10, 2023, the Company entered into an agreement with Ontogeny, whereby Ontogeny agreed to receive 287,500 shares of common stock of the post-Business Combination company in accordance with the Ontogeny Consulting Agreement, as full and final satisfaction of all obligations owed to Ontogeny by the Company. The shares will be issued concurrently with the closing of the Business Combination.

On November 13, 2023, the Company entered into an agreement with Chardan, whereby Chardan agreed to receive, either in cash or in a number of shares of common stock of the post-Business Combination company at the Company’s discretion in accordance with the agreement and term sheet signed on November 13, 2023, as full and final satisfaction of all and any service fees owed to Chardan by the Company. The payment will be made concurrently with the closing of the Business Combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business and other contingencies from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

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
31.1*

Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**

Certification of Chief Executive Officer (Principal Executive, Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

International Media Acquisition Corp.

Date: June 3, 2024	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

