Form 10-K
period 2024-03-31
International Media Acquisition Corp.
filed 2024-08-08
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40687

INTERNATIONAL MEDIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1627460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1604 US Highway 130 North Brunswick, NJ	08902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 960-3677

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	IMAQ	None
Warrants	IMAQW	None
Rights	IMAQR	None
Units	IMAQU	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of September 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21,694,453.

As of August 8, 2024, there were 7,522,430 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL MEDIA ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended March 31, 2024

i

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

ii

PART I

ITEM 1. BUSINESS

Overview

International Media Acquisition Corp. (“IMAQ” or the “Company”) is a Delaware blank check company established for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “business combination”).

If IMAQ does not consummate a business combination by January 2, 2025, then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend IMAQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated.

Initial Public Offering, Private Placement and Offering Proceeds Held in Trust

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

On August 6, 2021, in connection with the underwriters’ exercise in full of their option to purchase up to 3,000,000 additional Public Units to cover over-allotments, we consummated the sale of an additional 3,000,000 Units, at $10.00 per Public Unit, generating gross proceeds of $30,000,000. Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional 82,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to the Sponsor, generating gross proceeds of $825,000.The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

After deducting the underwriting discounts, offering expenses and commissions from the initial public offering and the sale of the Private Units, a total of $230,000,000 of the net proceeds from the initial public and the sale of the Private Units was deposited into IMAQ’s trust account (the “Trust Account”), which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by use, until the earlier of (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account.

Extensions of the Time to Consummate the Business Combination and Related Redemptions

On July 27, 2022, IMAQ held a special of stockholders (the “July 2022 Special Meeting”). As approved by its stockholders at the July 2022 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2022 Charter Amendment”) which became effective upon filing. The July 2022 Charter Amendment changed the date by which IMAQ must consummate an initial business combination to allow the Company to extend two times for an additional three months each time, or from August 2, 2022 to February 2, 2023. In connection with the stockholders’ vote at the July 2022 Special Meeting, 20,858,105 shares of common stock were tendered for redemption. On July 26, 2022, following the stockholder approval, the Company filed the July 2022 Charter Amendment with the Secretary of State of the State of Delaware.

On July 26, 2022, the extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022. On October 28, 2022, a second extension payment of $350,000 was deposited by the Sponsor into the Company’s Trust Account to extend the November 2, 2022, deadline to February 2, 2023.

On January 27, 2023, IMAQ held a special meeting of stockholders (the “January 2023 Special Meeting”). As approved by its stockholders at the January 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2023 Charter Amendment”) which became effective upon filing. The January 2023 Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023. In connection with the stockholders’ vote at the January 2023 Special Meeting, 168,777 shares of common stock were tendered for redemption. On January 27, 2023, following the stockholder approval, the Company filed the January 2023 Charter Amendment with the Secretary of State of the State of Delaware.

On February 3, 2023, the third extension payment of $385,541 was deposited by the Sponsor into the Company’s Trust Account to extend the February 2, 2023, deadline to May 2, 2023.

On June 1, 2023, a fourth partial extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On June 23, 2023, the fifth partial extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On July 11, 2023, the sixth partial extension payment of $128,513 was deposited by the Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.On July 31, 2023, IMAQ held a special meeting of stockholders (the “July 2023 Special Meeting”). As approved by its stockholders at the July 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2023 Charter Amendment”) which became effective upon filing. The July 2023 Charter Amendment changed the date by which IMAQ must consummate a business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering.  In connection with the stockholders’ vote at the July 2023 Special Meeting, 63,395 shares of common stock were tendered for redemption. On July 31, 2023, following the stockholder approval, the Company filed the July 2023 Charter Amendment with the Secretary of State of the State of Delaware.

The Sponsor has made the monthly deposit into the Trust Account of $128,513 for the monthly extension, from August 2, 2023 until January 2, 2024.

On January 2, 2024, IMAQ held a special meeting of stockholders (the “January 2024 Special Meeting”). As approved by its stockholders at the January 2024 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2024 Charter Amendment”) which became effective upon filing. The January 2024 Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 (the “Amended Combination Period”) provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders also approved an amendment to the amended and restated certificate of incorporation (the “NTA Charter Amendment”) to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Exchange Act of 1934, as amended. In connection with the stockholders’ vote at the January 2024 Special Meeting, 934,193 shares of common stock were tendered for redemption. On January 2, 2024, following the stockholder approval, the Company filed the January 2024 Charter Amendment and the NTA Charter Amendment with the Secretary of State of the State of Delaware.

On each of January 2, 2024, February 1, 2024, March 6, 2024, April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024 and August 5, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to September 2, 2024.

Termination of Proposed Business Combination

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

Departure of Director or Certain Officers

On December 12, 2023, Paul F. Pelosi Jr. notified the Company that he is resigning from the Board of Directors (the “Board”) of the Company effective immediately. Mr. Pelosi Jr.’s resignation is pursuant to the execution of a Securities Purchase Agreement dated as of November 10, 2023 entered into between JC Unify Capital (Holdings) Limited, Content Creation Media LLC, the Company and Shibasish Sarkar, and it was not as a result of any disagreement with the Company or the Board. Effective upon Mr. Pelosi’s resignation as a Director, the size of the Company’s Board reduced from seven to six Directors.

On December 17, 2023, David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi notified the Company that they are resigning from the Board of the Company effective immediately. The resignation of David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi is pursuant to the execution of a Securities Purchase Agreement dated as of November 10, 2023 entered into between JC Unify Capital (Holdings) Limited, Content Creation Media LLC, the Company and Shibasish Sarkar, it was not as a result of any disagreement with the Company or the Board. Effective upon the resignation of David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi Directors, the size of the Company’s Board reduced from six to two Directors. David M. Taghioff, Klaas P. Baks, and Suresh Ramamurthi were members of the Company’s Compensation Committee and David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi were members of the Company’s Audit Committee.

On February 13, 2024, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual general meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

On February 27, 2024, the Company received the resignation of Mr. Sanjay Wadhwa as Director of the Company. Mr. Wadhwa’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective upon Mr. Sanjay’s resignation as a Director, the size of the Company’s Board reduced from seven to six Directors.

On June 20, 2024, the Company received the resignation of Mr. Chih Young Hung as Director of the Company. Mr. Hung’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. Mr. Hung was the Chairman of the Company’s Compensation Committee and Audit Committee.

The Board appointed Mr. Hsu-Kao Cheng as Class III director of the Board, to fill in the vacancy created by the resignation of Mr. Chih Young Hung with effect from August 6, 2024 until the Company’s annual meeting to be held in 2027. The Board has determined that Mr. Cheng is an “independent director” as that term is defined under the Listing Rules of Nasdaq. Mr. Cheng shall serve as the Chairman of the Audit Committee and the Compensation Committee of the Board.

On July 2, 2024, the Company received the resignation of Mr. Daung-Yen Lu as Director of the Company. Mr. Lu’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. Mr. Lu was a member of the Company’s Compensation Committee and Audit Committee.

The Board of the Company appointed Mr. Tao-Chou Chang as Class III director of the Board, to fill in the vacancy created by the resignation of Mr. Daung-Yen Lu with effect from August 6, 2024 until the Company’s annual meeting to be held in 2027. The Board has determined that Mr. Chang is an “independent director” as that term is defined under the Listing Rules of Nasdaq. Mr. Chang shall serve as a member of the Company’s Audit Committee and the Compensation Committee of the Board.

On July 2, 2024, the Company received the resignation of Mr. Yu-Ping Tsai as Director of the Company. Mr. Tsai’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. Mr. Tsai was a member of the Company’s Compensation Committee and Audit Committee.

The Board of the Company appointed Mr. Ming-Hsien Hsu as Class II director of the Board, to fill in the vacancy created by the resignation of Mr. Yu-Ping Tsai with effect from August 6, 2024 until the Company’s annual meeting to be held in 2026. The Board has determined that Mr. Hsu is an “independent director” as that term is defined under the Listing Rules of Nasdaq. Mr. Hsu shall serve as a member of the Company’s Audit Committee and the Compensation Committee of the Board.

On July 4, 2024, the Company received the resignation of Mr. Claudius Tsang as Director of the Company. Mr. Tsang’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

On August 6, 2024, the Company received the resignation of Mr. Yao Chin Chen as Director of the Company. Mr. Chen’s resignation was not the result of any disagreement with the Company. Effective upon Mr. Chen’s resignation as a Director, the size of the Company’s Board reduced to four Directors.

Sources of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates and related entities and the relationships they have developed as a result of such experience, will provide us with a number of potential business combination targets. We believe that these networks of relationships and this experience will provide us with important sources of opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. Our search for a business combination, ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected by factors beyond our control.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our sponsor, officers, and directors have agreed that we will have until September 2, 2024 (or until January 2, 2025 if we fully extend the date to consummate a business combination) to complete our initial business combination (the “Combination Period”). If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay its taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights or private placement warrants. The warrants and rights will expire worthless if we fail to complete our initial business combination within the Combination Period.

Unless we complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we or a committee of independent directors, are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our Class A ordinary shares and/or private placement units following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our execution of a merger agreement in connection with an initial business combination and (2) September 2, 2024 (or January 2, 2025, if we fully extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us, and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

Redemption Rights for Holders of the Public Shares

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

Automatic Dissolution and Subsequent Liquidation of the Trust Account if No Business Combination

If IMAQ does not consummate the Business Combination and fails to consummate an initial business combination by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend and restate IMAQ’s certificate of incorporation to extend the date by which the Company has to consummate a business combination. As a result, this has the same effect as if IMAQ had formally gone through a voluntary liquidation procedure under Delaware law. Accordingly, no vote would be required from the IMAQ stockholders to commence such a voluntary winding up, dissolution and liquidation. If IMAQ is unable to consummate the Business Combination within the Combination Period, it will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay its taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor have agreed not to propose, or vote in favor, of an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. In the event of its dissolution and liquidation, the IMAQ warrants and rights will expire and will be worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of IMAQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event IMAQ does not complete its business combination by September 2, 2024 (unless extended) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of IMAQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event IMAQ does not complete its business combination by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If IMAQ is unable to complete its business combination by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), IMAQ will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay its taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As such, IMAQ’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of such date.

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

IMAQ’s public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of its public shares if IMAQ does not complete its business combination by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to its amended and restated certificate of incorporation to modify the substance or timing of its obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if IMAQ has not consummated an initial business combination by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), or (b completion of an initial business combination, and then only in connection with those public shares that such stockholder properly) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) IMAQ’s elected to redeem, subject to the limitations described in the final prospectus IMAQ filed with the SEC on July 29, 2021. In no other circumstances will a stockholder has any right or interest of any kind to or in the trust account.

Each of IMAQ’s initial stockholders has agreed to waive its rights to participate in any liquidation of the Trust Account or other assets with respect to any shares of IMAQ common stock they hold.

PCAOB Developments

We are a blank check company incorporated under the laws of the State of Delaware with our office located in New Jersey. We have no operations or subsidiaries in China and will not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our auditor, Mercurius & Associates LLP (“Mercurius”), headquartered in New Delhi, India, is an independent registered public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and is subject to laws in the United States in relation to PCAOB’s applicable professional standards.

We will not pursue a business combination with a China-based target, however, we may be subject to Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 (the “HFCAA”) and related regulations if we pursue an opportunity with a foreign company. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to the AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two years. For instance, the HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

Other developments in U.S. laws and regulatory environment may further restrict our ability to complete a business combination with certain China-based businesses.

Enforceability of Civil Liability

All of our directors and officers are located outside of the United States. Further, it is uncertain if any officers and directors of the post-combination entity will be located inside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Directors, Executive Officers and Corporate Governance” for information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of our initial business combination. The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflict of Interest,” all of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations. As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of a merger agreement in connection with an initial business combination and (2) September 2, 2024 (or January 2, 2025, if we exercise the option to extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equalled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Conflict of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our execution of a merger agreement in connection with an initial business combination and (2) September 2, 2024 (or January 2, 2025, if we exercise the option to extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing our net proceeds, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less deferred underwriting discounts and any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding private placement warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

IMAQ currently has one officer, Shibasish Sarkar, who serves as the Chief Executive Officer. The officer is not obligated to devote any specific number of hours to IMAQ’s matters. The amount of time the officer will devote to IMAQ in any time period will vary based on whether a target business has been selected and the stage of the Business Combination process IMAQ is in. IMAQ does not have any other employees.

Facilities

IMAQ’s executive offices are located at 1604 US Highway 130, North Brunswick, NJ 08902 and its telephone number is (212) 960-3677. IMAQ considers its current office space adequate for its current operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide Risk Factors in this Annual Report on Form 10-K. However, in addition to the risk factors disclosed in our prospectus filed with the SEC on July 29, 2021, the Company has identified the below-listed additional risk factors. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of March 31, 2024, the Company had $1,044 in cash outside of the Trust Account, and a working capital deficit of $6,348,420. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, if the Company is unable to complete a business combination by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

Due to the number of special purpose acquisition companies seeking targets, attractive targets may become more scarce and there is increased competition for attractive targets. This could increase the cost of our initial business combination and it could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies seeking targets has increased. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as high redemption rates, economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Together, this could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our shareholders altogether.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete the Business Combination. If we fail to consummate an initial business combination prior to July 2, 2025 (unless otherwise extended) because the review exceeds such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of the funds in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There are no assurances that we will be able to complete an initial business combination.

The Company can provide no assurances that an agreement for an initial business combination will be signed or if signed that it will be consummated by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination). Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. If the Extension is approved and implemented and the Company enters into a business combination agreement, the Company expects to seek stockholder approval of an initial business combination. We will be required to offer public stockholders redemption rights again in connection with any stockholder vote to approve an initial business combination. Even if an initial business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all.

If we are deemed to be an “investment company” for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult to for us to complete an initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our current and anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash, or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments or by holding the proceeds as cash, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

However, even if we invest the proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, we may be deemed to be an investment company. Additionally, in the adopting release for final rules issued on January 24, 2024 by the SEC (the “2024 SPAC Rules”), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. If we are deemed to be an investment company and subject to registration under, compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed Continental, the trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of an initial business combination or our liquidation. Following the liquidation of investments in the Trust Account, we receive reduced interest, if any, on the funds held in the Trust Account, which reduces the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account are held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, the longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination or the liquidation of the Company. Following such liquidation, we receive reduced interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit at a bank reduces the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

If we continue our life beyond 36 months from the closing of our IPO without completing an initial business combination, Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

We have until as late as January 2, 2025 to complete an initial business combination which is 42 months after the closing of our IPO. However, Nasdaq rules require that we complete a business combination no later than 36 months after our IPO. While we may be able to appeal a delisting and be granted additional time to complete a business combination after 36 months, we may not be successful in such an appeal. If we are not successful in such an appeal and we fail to complete a business combination within 36 months of our IPO our securities will be delisted. If our securities are delisted, such delisting could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The Company may be affected by the Excise Tax included in the Inflation Reduction Act of 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), which has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, extension vote or otherwise, unless an exemption is available. The Excise Tax would be payable by the Company and not by the redeeming holders. Generally, issuances of securities by us in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination), as well as any other issuances of securities not in connection with our initial business combination, would be expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued.

Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension vote or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Finally, based on recently issued interim guidance from the Internal Revenue Service and Treasury in Notice 2023-2, subject to certain exceptions, the Excise Tax should not apply in the event of our liquidation.

Payment of the Excise Tax if the Company is subject to the Excise Tax.

We will not be permitted to use the proceeds placed in the Trust Account and the interest earned thereon to pay any Excise Taxes imposed under the IR Act on the any future redemptions or stock buybacks by the Company.

We have not asked our Sponsor to reserve for any excise tax imposed under the IR Act, nor have we independently verified whether our Sponsor has sufficient funds to satisfy any such excise tax payment, and we believe that our Sponsor’s only material assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy any excise tax payments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 1604 US Highway 130, North Brunswick, NJ 08902, and our telephone number is (212) 960-3677. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “IMAQU” on or about July 29, 2021, and the shares of common stock, rights and warrants began separate trading on Nasdaq under the symbols “IMAQ,” “IMAQR” and “IMAQW,” respectively, on or about August 17, 2021. Units not separated continue to trade on Nasdaq under the symbol “IMAQU.”

Holders of Record

As of 8, 2024, there were 7,522,430 of our shares of common stock issued and outstanding held by approximately 9 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
1/1/24 – 1/31/24	934,193	(1)	$11.43 per share	934,193	--
2/1/24 – 2/29/24	--		--	--	--
3/1/24 – 3/31/24	--		--	--	--

(1)	In connection with the January 2024 Special Meeting, the Company was required to provide its public stockholders with the right to seek redemption of their shares for a pro rata portion of the Trust Account. A total of 934,193 shares were properly redeemed.

ITEM 6. [RESERVED]

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

Recent Developments

Termination of Stock Purchase Agreement with Risee Entertainment

On October 22, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Risee”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company”). Pursuant to the terms of the SPA, a business combination between the Company and the Target Company was to be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Risee in a series of transactions (collectively, the “Stock Acquisition”). The aggregate purchase price for the shares of the Target Company under the SPA was $102,000,000, and in addition, the Company also agreed to make a primary investment into the Target Company in the amount of $38,000,000, which were to be used solely for the purposes of repayment of inter-company loans aggregating to $38,000,000 as existing on the books of the Target Company at the initial closing of the Stock Acquisition.

Termination of Proposed Business Combination

Pursuant to Section 12.1(a) of the SPA, wherein in the event of the Initial Closing (as defined in the SPA) has not occurred by the Outside Closing Date (as defined in the SPA) either Risee or the Target Company or IMAQ has the right to terminate the SPA. Risee terminated the SPA with immediate effect, and the Target Company & IMAQ acknowledged and accepted the termination letter dated October 25, 2023 received by IMAQ on October 26, 2023, without any liability to any of the parties involved.

Please see the Current Report on Form 8-K we filed with the SEC on October 31, 2023 for additional information.

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

Annual Meeting

On February 13, 2024, the Company held its annual meeting of shareholders (the “Annual Meeting”). At the Annual Meeting, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

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

Extension Payments

On January 2, 2024, February 1, 2024, March 6, 2024, April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024 and August 5, 2024, the Company made monthly deposits of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to September 2, 2024.

Amendments to Promissory Notes

On June 28, 2024, the Company entered into amendments to the January 2024 Promissory Note, Promissory Note B and Promissory Note C (the January 2024 Promissory Note, Promissory Note B and Promissory Note C are collectively referred to as the “Prior Notes”) with JC Unify Capital (Holdings) Limited (the “Amendments to the Promissory Notes”). Pursuant to the Amendments to the Promissory Notes, JC Unify Capital (Holdings) Limited has the right to convert the Prior Notes into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Conversion Securities”), with no fractional Conversion Securities to be issued upon conversion, and the Prior Notes to be converted immediately prior to the closing of the Business Combination. The Amendments to the Promissory Notes also amended the events of default, so that the failure of the Company to issue Conversion Securities constitutes a failure to make required payments, constituting an event of default.

Delisting notice from the Nasdaq

On July 9, 2024, the Company received a notice (“Late 10-K Notice”) from the Listing Qualifications Staff of Nasdaq, which states that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because it had not filed its Annual Report on Form 10-K for the period ended March 31, 2024 with the Securities Exchange Commission. Under Nasdaq rules, the Company has 60 calendar days from the date of the notice to submit a plan to regain compliance and if Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the filing’s due date to regain compliance.

On July 30, 2024, the Company received a notice (“Delisting Notice”) from the Listing Qualifications Staff of Nasdaq, which stated that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by August 6, 2024 for additional time to complete a business combination, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on August 8, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through March 31, 2024, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended March 31, 2024, we had net loss of $814,487, which reflects the combined effects of interest income on investments held in the trust account of $990,896 and change in warrant liability of $(7,172), offset by operating costs of $1,579,922 (net of $314,686 liabilities written back), and income tax provision of $218,289.

For the year ended March 31, 2023, we had net loss of $1,235,409, which reflects the combined effects of interest income on investments held in the trust account of $1,088,765 and change in warrant liability of $119,535, offset by operating costs of $2,236,077, and income tax provision of $207,632.

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

The proceeds from the Private Units was added to the proceeds from the Initial Public Offering to be held in the trust account. If we do not complete our initial business combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the rights and warrants included in the Private Units.

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

As of March 31, 2024, the Company had cash of $1,044 and a working capital deficit of $6,348,420. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by September 2, 2024 (or January 2, 2025, if it fully exercises its option to extend the date to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay its taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024 and 2023.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, the Private Units and any units that may be issued upon conversion of the Working Capital Loans or extension loans (and any securities underlying the Private Units or units issued upon conversion of the Working Capital Loans or extension loans)) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement entered into on July 28, 2021, the underwriters in the IPO are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO and over-allotment, or $8,050,000. The deferred fee will be payable to the underwriters solely in the event that we complete a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. On November 13, 2023, the Company entered into an agreement with Chardan, whereby Chardan agreed to receive, either in cash or in a number of shares of common stock of the post-Business Combination company at the Company’s discretion in accordance with the agreement and term sheet signed on November 13, 2023, as full and final satisfaction of all and any underwriting fees owed to Chardan by the Company. The payment will be made concurrently with the closing of the Business Combination.

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

As of March 31, 2024 and 2023, $2,445,000 and $2,125,541 were outstanding, respectively, under all the promissory notes issued to the Sponsor.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of March 31, 2024 and 2023, the amount due to related party was $656,913 and $0, respectively.

Promissory Notes – JC Unify

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

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to JC Unify Capital (Holdings) Limited. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C does not bear interest and is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer.

As of March 31, 2024 and 2023, total loans outstanding were $1,062,232 and $0, respectively.

On June 28, 2024, the Company entered into amendments to the Prior Notes with JC Unify Capital (Holdings) Limited (the “Amendments to the Promissory Notes”). Pursuant to the Amendments to the Promissory Notes, JC Unify Capital (Holdings) Limited has the right to convert the Prior Notes into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Conversion Securities”), with no fractional Conversion Securities to be issued upon conversion, and the Prior Notes to be converted immediately prior to the closing of the Business Combination. The Amendments to the Promissory Notes also amended the events of default, so that the failure of the Company to issue Conversion Securities constitutes a failure to make required payments, constituting an event of default.

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

As of March 31, 2024 and 2023, the Company had no borrowings under the related party loans.

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

On November 13, 2023, the Company entered into an agreement with Chardan, whereby Chardan agreed to receive, either in cash or in a number of shares of common stock of the post-Business Combination company at the Company’s discretion in accordance with the agreement and term sheet signed on November 13, 2023, as full and final satisfaction of all and any underwriting fees owed to Chardan by the Company. The payment will be made concurrently with the closing of the Business Combination.

Right of First Refusal

Subject to certain conditions, the Company granted Chardan, the representative of the underwriters in the Initial Public Offering, for a period of 18 months after the date of the consummation of our business combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the Initial Public Offering.

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. On November 9, 2023, the Company entered into an agreement with Vishwas Joshi, whereby Vishwas Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in accordance with the Chief Financial Officer Agreement, as full and final satisfaction of all and any service fees owed to Vishwas Joshi by the Company. The shares will be issued concurrently with the closing of the Business Combination. As of March 31, 2024, we have accrued $360,000 service fees.

Consulting Agreements

We have engaged Ontogeny Capital LTD (“Ontogeny”) to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for us. We paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the filing of the registration statement relating to the Initial Public Offering. We paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option. In addition, upon the consummation of our initial business combination, we have agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services. On November 10, 2023, the Company entered into an agreement with Ontogeny, whereby Ontogeny agreed to receive 287,500 shares of common stock of the post-Business Combination company in accordance with the Ontogeny Consulting Agreement, as full and final satisfaction of all obligations owed to Ontogeny by the Company. The payment will be made concurrently with the closing of the Business Combination.

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which we engaged Mr. Cherian to provide financial advisory services to us for a period of 12 months. In consideration for his services, we agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. Agreement was terminated in April 2022, and no further payments have since accrued or been paid under this agreement.

On October 29, 2021, the Company entered into a letter of engagement and terms of business with Sterling Media Ltd (“Sterling Media”) (the “Sterling Agreement”), pursuant to which the Company engaged Sterling Media to provide strategic media coverage for the Company. In consideration for the services Sterling Media provides to the Company, the Company agreed to pay Sterling Media a total fee of £20,000. On November 7, 2023, the Company entered into an agreement with Sterling Media, whereby Sterling Media agreed to receive GBP6,000 in accordance with the Sterling Agreement, as full and final satisfaction of all obligations owed to Sterling Media by the Company. Upon receipt of the payment, all payment obligations of the Company to Sterling Media were cancelled and terminated and there is no further amount due under the Sterling Agreement. On February 14, 2024, the Company repaid the outstanding fees of $12,145, as such, no further amount under the Sterling Agreement.

On October 29, 2021, the Company entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021 and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request. On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of March 31, 2024, the Company accrued $162,000 consulting fees.

On January 12, 2022, the Company entered into a letter of engagement with Chardan, pursuant to which the Company engaged Chardan to provide capital markets advisory services commencing from January 12, 2022 and ending on the close of a potential placement related to our initial business combination. In consideration for the services Chardan will provide to the Company, the Company agreed to pay Chardan a total fee of 5% of the aggregate sales price of securities sold in the financing transaction plus reimbursement of out-of-pocket expenses capped at $25,000.

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

 On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”), pursuant to which we engaged Morrow to act as Solicitation Agent for our shareholders in connection with Company’s Special Meeting (Extension Meeting) held in the third quarter of 2022. In consideration for the services Morrow provided to us, we agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 as of March 31, 2024.

On June 28, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $24,000. The engagement ended in 2022.

On July 7, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $10,000. On February 14, 2024, the Company paid the outstanding amount of $7,766, as such, no further amount due under the engagement.

On July 20, 2022, the Company entered into a letter of engagement with Houlihan Capital (the “Houlihan Capital Agreement”), pursuant to which the Company engaged Houlihan to render a written opinion (“Opinion”), whether or not favorable, to the Board of Directors of the Company as to whether, as of the date of such Opinion, that the consideration to be issued or paid in the Transaction is fair from a financial point of view to the stockholders of the Company. In consideration for the services, the Company agreed to pay Houlihan a total estimated fee of $150,000. On November 7, 2023, the Company entered into an agreement with Houlihan Capital, whereby Houlihan Capital agreed to receive $13,675, as full and final satisfaction of all obligations owed to Houlihan Capital by the Company. The Company repaid the outstanding balance of $50,000 on February 14, 2024, as such, no further amount due under the Houlihan Capital Agreement.

On September 13, 2022, we entered into a letter of engagement with FNK IR, pursuant to which we engaged FNK IR to act as integrated investor and media relations partner on behalf of the Company. We agreed to pay FNK IR a monthly fee of $8,000 per month. The engagement was terminated in February 2023.

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. As of March 31, 2024, a total amount of $329,503 (including $29,503 other legal fees) was outstanding and accrued.

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

Common Stock Subject to Possible Redemption

All of the remaining Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable Public Shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2024. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

On January 24, 2023, the Company entered into a Loan & Transfer Agreement (“Polar Loan Agreement”) with Polar Asset Management Partners (“Polar”), whereby the Sponsor was permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Company’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Sponsor to the Company, to cover certain extension payments to the trust account of the Company. As additional consideration for Polar making the Initial Loan available to Sponsor, the Company shall issue 500,000 shares of Common Stock to Polar (the “Initial Securities”), and as additional consideration for Polar making each Monthly Loan available to Sponsor, the Company shall issue 166,700 shares of Common Stock to Polar for each Monthly Loan (up to 500,100 shares of common stock).

On September 8, 2023, the Company entered into a subscription agreement (“Polar Subscription Agreement”) with Polar, whereby Polar agreed to fund up to $128,000 (the “Investor Capital Contribution”) to the Sponsor which in turn be loaned by the Sponsor to the SPAC, to cover working capital expenses. In consideration for the Investor Capital Contribution, the Company shall issue to Polar one share of Class A Ordinary Shares for each dollar of the Investor’s Capital Contribution (128,000 shares of common stock) at the closing of the Business Combination.

On July 7, 2021, the Sponsor entered into a subscription agreement with Suresh Ramamurthi, whereby the Sponsor agreed to issue to Suresh Ramamurthi 95,000 insider shares as described in the Prospectus of the Company. On December 18, 2023, the Company entered into a director letter agreement with Suresh Ramamurthi whereby the Company agreed to issue the insider shares as stipulated in the subscription agreement. The shares will be issued concurrently with the closing of the Business Combination.

On July 20, 2021, the Sponsor entered into a subscription agreement with David M. Taghioff, whereby the Sponsor agreed to issue to David M. Taghioff 95,000 insider shares as described in the Prospectus of the Company. On December 18, 2023, the Company entered into a director letter agreement with David M. Taghioff whereby the Company agreed to issue the insider shares as stipulated in the subscription agreement. The shares will be issued concurrently with the closing of the Business Combination.

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

On November 9, 2023, the Company entered into an agreement with ALMT Legal, Advocates & Solicitor (“ALMT”), whereby ALMT agreed to receive (i) $75,000 and (ii) 11,000 shares of common stock of the post-Business Combination company in accordance with the agreement signed on November 10, 2021, as full and final satisfaction of all and any service fees owed to ALMT by the Company. The payment of $75,000 was made and the shares will be issued concurrently with the closing of the Business Combination.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we failed to maintain an effective internal control over financial reporting as of March 31, 2024.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we increased layers of review for record keeping and bookkeeping. We plan to further improve this process by identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of August 8, 2024.

Name	Age	Position
Shibasish Sarkar	51	Director and Chief Executive Officer
Ming-Hsien Hsu	43	Independent Director
Tao-Chou Chang	53	Independent Director
Hsu-Kao Cheng	33	Independent Director

Shibasish Sarkar has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception. Mr. Sarkar has extensive experience with over 30 years in the filmed entertainment & media industry. Mr. Sarkar has led media entertainment businesses across multiple verticals such as films, television, animation, gaming content and operations of digital and new media platforms. Prior to setting up IMAC, Mr. Sarkar had been the Group CEO at Reliance Entertainment. Reliance Entertainment is a part of the Reliance ADA Group, a leading private sector business serving over 250 million customers across financial services, infrastructure, power, telecommunications, media and entertainment, and healthcare sectors. While in service, Mr. Sarkar, had also served as director and member of the senior leadership team of various Reliance ADA Group companies. Mr. Sarkar has hands-on experience and domain expertise within geographic markets of India, UK, Middle East and Asia, having helmed the distribution and production of hundreds of films having collaborated with the leading filmmakers & actors of Indian film industry. Mr. Sarkar has been a pioneer in producing digital content with clients across major OTT and TV Video-On-Demand platforms like Netflix, Amazon Prime Video, Disney+ Hotstar, Jio and SonyLIV etc. Mr. Sarkar is also the President of the Producers Guild Of India. Mr. Sarkar’s significant experience in the media and entertainment industry makes him qualified to serve as a member of our board of directors.

Hsu-Kao Cheng has served as our Director since August 2024. Mr. Cheng has served as the Chairman of TheMoonGroup since 2018, where he is responsible for charging of company operations in accordance with the law and is responsible for handling various organizational business. Mr. Cheng has been the Chairman of the Taipei Digital Asset Business Association since 2023. Since July 2018, Mr. Cheng has served as an entrepreneurship consultant for Taiwan’s Small and Medium Enterprises Division of the Ministry of Economic Affairs. During his tenure, Mr. Cheng is responsible for assisting aspiring entrepreneurs and new business owners from 0 to 1 entrepreneurial stage to solve difficulties in their business stages. Since 2022, Mr. Cheng has served as a digital transformation expert at the Digital Transformation Institute of the Information Strategy Foundation, where he promotes the digital transformation of small and medium-sized manufacturing industries, assists in proposing new models, new products and new services, and develops digital transformation guidance guidelines. Mr. Cheng is also a part-time lecturer at the Promotion Department of the Chinese Culture University, CCU and at the Industrial Promotion Office of Mingchuan University, since July 2022 and June 2022, respectively. Mr. Cheng obtained his Master’s degree in accounting and Bachelor’s degree in accounting at the National Chengchi University (NCCU) in 2018 and 2012, respectively. Mr. Cheng is a United States Certified Public Accountant (CPA) and Certified Anti-Money Laundering Specialist (CAMS). Mr. Cheng’s significant experience in entrepreneurship, company operations and digital transformation makes him qualified to serve as a member of our board of directors.

Tao-Chou Chang has served as our Director since August 2024. Mr. Chang has over two decades of experience in the legal field, holding various judicial and professorial positions from 2000 to 2023. Mr. Chang established and is a Solo Practitioner Lawyer at Tao-Chou Chang Law Office since September 2023. He was previously a trial Judge at Taiwan High Court from September 2022 to August 2023. During his tenure, he reviewed lower court decisions and tried appellate cases. Mr. Chang was an administrative Judge at Judicial Yuan Criminal Department from September 2019 to August 2022, where he supervised Taiwan’s judicial administration of criminal courts. He was awarded commendations twice by the Judicial Yuan in 2002 and 2010. The Judicial Yuan published his research “Juvenile Delinquency with respect to Intellectual Property Infringements”, “The Participation of Indigenous People in Criminal Trials,” and “The System of Assigned Defenders” in 2013, 2017 and 2020 respectively. Mr. Chang served as a Judge at the Taiwan High Court Taichung Branch Court from 2018 to 2019. He previously served as the Division Chief Judge in Taiwan Taichung District Court from 2016 to 2018, and from 2014 to 2016, Mr. Chang served as the Division Chief Judge in Taiwan Chiayi District Court. Mr. Chang served as a Judge in the Taiwan Chiayi District Court from 2000 to 2014. Mr. Chang served as an Adjunct Assistant Professor at the National Chung Hsing University and the National Chung Cheng University from 2017 to 2018 and 2014 to 2016, respectively. He also served as a Lecturer at the National Chiayi University in 2006. Mr. Chang obtained his PhD in Law and LLM in Intellectual Property Law from the University of Washington in 2013 and 2004, respectively. He obtained his Master of Laws and Bachelor of Laws from the National Taiwan University in 2001 and 1993, respectively. He served as Second Lieutenant in the Air Force of Republic of China, Taiwan from 1994 to 1996. Mr. Chang is a licensed attorney in Taiwan. Mr. Chang’s extensive legal expertise, makes him qualified to serve as a member of our board of directors.

Ming-Hsien Hsu has served as our director since August 2024. Since July 2024, Mr. Hsu has served as Vice President at Cathay United Bank Co., Ltd. At present, he is responsible for meeting the financial and investment needs of High Net Worth Individuals (HNWI). From March 2024 to May 2024, he served as CFO of Taijia Development and Construction Co., Ltd. During his tenure, he was responsible for financial budget review, fund flows management, review of financial statements and financial internal control system. From March 2023 to February 2024, Mr. Hsu served as Assistant Vice President at O-Bank Co., Ltd. During his tenure, he was responsible for helping corporate clients obtain working capital, invest in financial products and complete project financing. From November 2022 to March 2023, Mr. Hsu served as a Vice President at KGI Bank., Co., Ltd. During his tenure, he was responsible for helping corporate clients obtain working capital, invest in financial products and complete project financing. From September 2018 to September 2022, Mr. Hsu served as an Assistant Vice President at Taishin International Bank Co., Ltd. During his tenure, he was responsible for helping corporate clients obtain working capital, invest in financial products and complete project financing. From August 2012 to September 2018, Mr. Hsu served as a Deputy Manager at Far Eastern International Bank Co., Ltd. Mr. Hsu began his career at Ta Chong Commercial Bank Co., Ltd where he served as junior manager from April 2007 to June 2012. Mr. Hsu obtained his master’s degree in business administration from the National Cheng Kung University in 2005. He obtained his Bachelor of Business Administration from Tamkang University in 2002.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four directors. The term of office for Shibasish Sarkar will expire at the Company’s annual general meeting to be held in 2025; The term of office for director Ming-Hsien Hsu will expire at the Company’s annual meeting to be held in 2026; and the term of office for directors Tao-Chou Chang, and Hsu-Kao Cheng will expire at the Company’s annual meeting to be held in 2027.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that the board of directors at its first meeting after each annual meeting of stockholders shall choose a Chief Executive Officer and a Secretary, none of whom need be a member of the board of directors. The Secretary position is currently vacant. The board of directors may also choose a Chairman from among the directors, one or more Executive Vice Presidents, one or more Vice Presidents, Assistant Secretaries, Treasurers and Assistant Treasurers. The board of directors may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board of directors. The same person may hold two or more offices.

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

The Board of Directors has determined that one of its four directors, Shibasish Sarkar, is a non-independent director of the Company and three of its four directors, Ming-Hsien Hsu, Hsu-Kao Cheng and Tao-Chou Chang are “independent” directors as defined in the applicable Nasdaq listing standards and applicable SEC rules. Mr. Shibasish Sarkar intends to resign from his position as director and officer of the Company upon the closing of the transaction contemplated in the SPA. The Board of Directors is composed of a majority of independent directors. The Company’s audit committee shall consist of three independent directors – Ming-Hsien Hsu, Hsu-Kao Cheng and Tao-Chou Chang. Mr. Hsu-Kao Cheng is the chair of the audit committee. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office.

Our independent directors will have meetings at which only independent directors are present.

We will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

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

Audit Committee

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Ming-Hsien Hsu, Hsu-Kao Cheng and Tao-Chou Chang, each of whom is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Hsu-Kao Cheng is the Chairperson of the Audit Committee.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hsu-Kao Cheng qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Director nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Ming-Hsien Hsu, Hsu-Kao Cheng and Tao-Chou Chang will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

Our Compensation Committee consists of Ming-Hsien Hsu, Hsu-Kao Cheng and Tao-Chou Chang, each of whom is an independent director under the Nasdaq listing standards. Hsu-Kao Cheng is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Delinquent Section 16(a) Reports

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

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Finance Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of March 31, 2024.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Other than as disclosed with regard to Mr. Joshi, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of August 8, 2024, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Shibasish Sarkar(2)	6,296,900	83.71%
Ming-Hsien Hsu	-	-
Hsu-Kao Cheng	-	-
Tao-Chou Chang	-	-
All current officers and directors as a group (4 individuals)	6,296,900	6,296,900%
Content Creation Media LLC (Our Sponsor)(3)	6,296,900	83.71%

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Content Creation Media LLC, 1604 US Highway 130, North Brunswick, NJ 08902.

(2)	Consists of shares owned by Content Creation Media LLC, over which Shibasish Sarkar has voting and dispositive power. Mr. Sarkar disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(3)	Our Chairman and Chief Executive Officer, Shibasish Sarkar, has voting and dispositive power over the shares owned by Content Creation Media LLC.

On November 10, 2023, the Company entered into a Securities Purchase Agreement (as amended on January 31, 2024, the “Securities Purchase Agreement”) with JC Unify Capital (Holdings) Limited, a BVI company (the “Buyer”), Content Creation Media LLC, a Delaware limited liability company (the “Sponsor”), and Shibasish Sarkar, (“Seller”, together with the Sponsor the “Sellers”), pursuant to which (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents approximately 76% of the total Company Securities owned by the Sponsor (“Transferred Sponsor SPAC Securities”) for an aggregate purchase price of $1.00 (the “Closing Cash Purchase Price”), (ii) the closing of the transactions contemplated by the Securities Purchase Agreement (the “Closing”) shall take place as soon as practicable after signing of the Securities Purchase Agreement, on such time and date as may be mutually agreed by the Buyer and the Sellers, subject to satisfaction of the conditions set forth in the Securities Purchase Agreement.

The obligation of the Buyer and Sellers in connection with the Closing are subject to the satisfaction (or waiver) of the certain conditions as described in the Securities Purchase Agreement

At the Closing, (i) Seller shall deliver to Buyer (or its designated assignee) an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price to an account designated by the Seller; and (ii) there shall be delivery by all service providers and creditors of the Company of a release and satisfaction agreement of certain amounts owed to such services providers by the Company. In addition, in connection with the transactions contemplated by the Securities Purchase Agreement, the officers and certain of the directors (representing a minority of the Board) of the Company will be replaced by officers and directors selected by the Buyer. Mr. Shibasish Sarkar intends to resign from their positions as directors and officers of the Company upon the Closing of the transaction contemplated by the Securities Purchase Agreement.

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

 As of March 31, 2024 and 2023, $2,445,000 and $2,125,541 were outstanding, respectively, under all the promissory notes.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of March 31, 2024 and 2023, the amount due to related party was $649,913 and $0, respectively.

Promissory Notes – JC Unify

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

As of March 31, 2024 and 2023, total loans outstanding were $1,062,232 and $0, respectively.

On June 28, 2024, the Company entered into the Amendments to the Promissory Notes with JC Unify Capital (Holdings) Limited. Pursuant to the Amendments to the Promissory Notes, JC Unify Capital (Holdings) Limited has the right to convert the Prior Notes into the Conversion Securities, with no fractional Conversion Securities to be issued upon conversion, and the Prior Notes to be converted immediately prior to the closing of the Business Combination. The Amendments to the Promissory Notes also amended the events of default, so that the failure of the Company to issue Conversion Securities constitutes a failure to make required payments, constituting an event of default.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023, the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of March 31, 2024 and 2023, the amount outstanding under this agreement is $0 and $200,000, respectively. Since then, no further payment has accrued or paid under this agreement.

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

As of March 31, 2024 and 2023, the Company had no borrowings under the related party loans.

Loan and Transfer Agreement

On January 24, 2023, the Company entered into a Loan and Transfer Agreement, dated as of the date hereof (the “Loan Agreement”), by and among the Company, Content Creation Media, LLC (the “Sponsor”), and the lender named therein (the “Lender”), pursuant to which the Sponsor  was permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Company’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

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

General

Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Company’s sponsor, officers, directors or the Company’s or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

No compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to the Company’s insiders or any of the members of the Company’s management team, for services rendered prior to or in connection with the consummation of the initial business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of the Company’s officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by the Company’s audit committee and a majority of the Company’s uninterested “independent” directors, or the members of the Company board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. The Company will not enter into any such transaction unless the Company’s audit committee and a majority of the Company’s disinterested “independent” directors determine that the terms of such transaction are no less favorable to the Company than those that would be available to the Company with respect to such a transaction from unaffiliated third parties.

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

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us, and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. In no event will our insiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees

The fees billed by Mercurius for fiscal year 2024, and fiscal year 2023 for services rendered to the Company were as follows:

	Fiscal Year 2024 (April 1, 2023 - March 31, 2024)	Fiscal Year 2023 (April 1, 2022 - March 31, 2023)
Audit Fees (1)	$25,600	$35,000
Audit-Related Fees (2)	20,750	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

As previously discussed, on June 24, 2023, upon the approval of the Audit Committee, the Company engaged Mercurius & Associates LLP (“Mercurius”) as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2023, effective immediately.

During the fiscal year ended December 31, 2021 and the subsequent interim periods through the date of Mercurius’ engagement, neither the Company nor anyone acting on its behalf consulted Mercurius regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and neither a written report nor oral advice was provided to the Company by Mercurius that Mercurius concluded was an important factor considered by the Company in reaching a decision as to such accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of International Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of International Media Acquisition Corp., (the “Company”) as of March 31, 2024, and March 31, 2023, and the related statements of operations, changes in stockholders’ equity and cash flows, for the years ended March 31, 2024, and March 31, 2023, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and March 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has an accumulated deficit of $13,993,133 and $11,053,210 as of March 31, 2024, and March 31, 2023, respectively and the Company has a working capital deficit of $6,348,420 and $3,673,078 as of March 31, 2024, and March 31, 2023, respectively. Further, the Company has incurred and expects continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the uncertainty in the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are also described in the Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

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

/s/ Mercurius & Associates LLP

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2023.

New Delhi, India

Date: August 08, 2024

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	March 31,
	2024	2023
ASSETS
Current Assets
Cash	$1,044	$302
Other receivable	10,000	-
Prepaid expenses	18,956	52,500
Total Current Assets	30,000	52,802

Investments held in Trust Account	11,363,873	20,978,456
Total Assets	$11,393,873	$21,031,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,674,665	$1,192,707
Accrued expenses - related party	-	200,000
Due to related party	656,913	-
Promissory note- related party	2,445,000	2,125,541
Loan - JC Unify	1,062,232	-
Excise tax payable	113,689	-
Income tax payable	425,921	207,632
Total Current Liabilities	6,378,420	3,725,880
	-
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	31,079	23,907
Total Liabilities	14,459,499	11,799,787

Commitments (see Note 6)
Common stock subject to possible redemption: 975,530 and 1,973,118, shares issued and outstanding at $11.20 and $10.28 redemption value as of March 31, 2024 and 2023, respectively	10,926,852	20,284,026

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding		-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 975,530 and 1,973,118 shares subject to possible redemption as of March 31, 2024 and 2023, respectively)	655	655
Accumulated deficit	(13,993,133)	(11,053,210)
Total Stockholders’ Deficit	(13,992,478)	(11,052,555)
Total Liabilities and Stockholders’ Deficit	$11,393,873	$21,031,258

The accompanying notes are an integral part of these financial statements.

 INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2024	2023
General and administrative expenses	$1,694,608	$2,036,077
Franchise tax expense	200,000	200,000
Loss from operations	(1,894,608)	(2,236,077)
Liabilities written back	314,686	-
Change in fair value of warrant liability	(7,172)	119,535
Interest and dividend income on investments held in trust account	990,896	1,088,765
Loss before provision for income taxes	(596,198)	(1,027,777)
Provision for income taxes	218,289	207,632
Net loss	$(814,487)	$(1,235,409)
Weighted average shares outstanding, basic and diluted	8,251,280	15,291,778
Basic and diluted net loss per common share	$(0.10)	$(0.08)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,555)
Net loss	-	-	-	(814,487)	(814,487)
Accretion of Common Stock Subject to Redemption	-	-	-	(2,011,747)	(2,011,747)
Excise tax liability	-	-	-	(113,689)	(113,689)
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)

For the Year Ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2022	6,546,900	$655	$564,600	$(9,117,853)	$(8,552,598)

Net loss	-	-	-	(1,235,409)	(1,235,409)
Accretion of Common Stock Subject to Redemption	-	-	(564,600)	(699,948)	(1,264,548)
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,555)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the Year Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(814,487)	$(1,235,409)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(990,896)	(1,088,765)
Change in fair value of warrant liability	7,172	(119,535)
Changes in operating assets and liabilities:
Prepaid expenses	33,544	139,700
Other receivable	(10,000)
Accounts payable and accrued expenses	281,958	898,728
Income tax payable	218,289	207,632
Net cash provided by (used in) operating activities	(1,274,421)	(1,197,649)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,088,109)	(1,085,541)
Cash withdrawn from trust account to pay franchise tax	324,668	245,266
Cash withdrawn from trust account in connection with redemption	11,368,921	210,980,523
Net cash provided by (used in) investing activities	10,605,480	210,140,248

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	1,062,232	-
Proceeds from promissory note - related party	319,459	1,930,541
Advance from Sponsor	656,913	-
Redemption of common stock	(11,368,921)	(210,980,522)
Net cash provided by (used in) financing activities	(9,330,317)	(209,049,981)

Net Change in Cash	742	(107,382)
Cash - Beginning of period	302	107,684
Cash - End of period	$1,044	$302

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$2,011,747	$1,264,548

The accompanying notes are an integral part of these financial statements.

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through March 31, 2024, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

As previously disclosed, the Company changed its fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. The Company’s first fiscal year began on April 1, 2022, and ended on March 31, 2023 (“Fiscal 2023”). The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company’s 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 (“Fiscal 2021”). There was no Fiscal 2022.

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

The Company initially had 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). On July 27, 2022, IMAQ held a special meeting of stockholders (the “July 2022 Special Meeting”). As approved by its stockholders at the July 2022 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2022 Charter Amendment”) which became effective upon filing. The July 2022 Charter Amendment changed the date by which IMAQ must consummate an initial business combination to allow the Company to extend two times for an additional three months each time, or from August 2, 2022 to February 2, 2023. On January 27, 2023, IMAQ held a special meeting of stockholders (the “January 2023 Special Meeting”). As approved by its stockholders at the January 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2023 Charter Amendment”) which became effective upon filing. The January 2023 Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023.

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

Termination of Stock Purchase Agreement

On October 22, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Risee”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Target Company”). Pursuant to the terms of the SPA, a business combination between the Company and the Target Company was to be effected by the acquisition of 100% of the issued and outstanding share capital of the Target Company from Risee in a series of transactions (collectively, the “Stock Acquisition”). The aggregate purchase price for the shares of the Target Company under the SPA was $102,000,000, and in addition, the Company also agreed to make a primary investment into the Target Company in the amount of $38,000,000, which was to be used solely for the purposes of repayment of inter-company loans aggregating to $38,000,000 as existing on the books of the Target Company at the initial closing of the Stock Acquisition.

As previously disclosed, pursuant to Section 12.1(a) of the SPA, wherein in the event of the Initial Closing (as defined in the SPA) has not occurred by the Outside Closing Date (as defined in the SPA) either Risee or the Target Company or the Company had the right to terminate the SPA. Risee terminated the SPA with immediate effect, and the Target Company and the Company acknowledged and accepted the termination letter dated October 25, 2023 received by the Company on October 26, 2023, without any liability to any of the parties involved.

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

Annual Meeting

On February 13, 2024, the Company held its annual meeting of shareholders (the “Annual Meeting”). At the Annual Meeting, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual general meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

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

On June 28, 2024, the Company entered into amendments to the January 2024 Promissory Note, Promissory Note B and Promissory Note C (the January 2024 Promissory Note, Promissory Note B and Promissory Note C are collectively referred to as the “Prior Notes”) with JC Unify Capital (Holdings) Limited (the “Amendments to the Promissory Notes”). Pursuant to the Amendments to the Promissory Notes, JC Unify Capital (Holdings) Limited has the right to convert the Prior Notes into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Conversion Securities”), with no fractional Conversion Securities to be issued upon conversion, and the Prior Notes to be converted immediately prior to the closing of the Business Combination. The Amendments to the Promissory Notes also amended the events of default, so that the failure of the Company to issue Conversion Securities constitutes a failure to make required payments, constituting an event of default.

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

As previously disclosed, stockholders at the January 2024 Special Meeting approved the Extension Charter Amendment to extend the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025. In connection with the Special Meeting, the Company’s stockholders elected to redeem an aggregate of 934,193 shares of common stock at a redemption price of approximately $11.43 per share.

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

On each of January 2, 2024, February 1, 2024, March 6, 2024, April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024 and August 5, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to September 2, 2024.

Liquidity and Going Concern

As of March 31, 2024 and 2023, the Company had cash of $1,044 and $302, and a working capital deficit of $6,348,420 and $3,673,078, respectively. During the fiscal year ended March 31, 2024, the Company received loans totaling $976,372 from the Sponsor and $1,062,232 from JC Unify, to fund extension deposits and working capital needs. As a result of the monthly deposits into the trust account, the Company has until September 2, 2024 (unless the Company further extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. As of March 31, 2024 and 2023, the accumulative deficit balance was $(13,993,133) and $(11,053,210), respectively. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Amended Combination Period (January 2, 2025), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in August 2023 and January 2024, the Company recorded $113,689 excise tax liability as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,044 and $302 and none in cash equivalents as of March 31, 2024 and 2023, respectively.

Investments Held in Trust Account

As of March 31, 2024, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Common Stock Subject to Possible Redemption

All of the remaining Public Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2024, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	$10,926,852

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts)

	For the Year Ended March 31,
	2024	2023
Basic and diluted net loss per share:
Numerators:
Net loss	$(814,487)	$(1,235,409)

Denominators:
Basic and diluted weighted average shares outstanding	8,251,280	15,291,778
Basic and diluted net loss per share of common stock	$(0.10)	$(0.08)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2024. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

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

As of March 31, 2024 and 2023, $2,445,000 and $2,125,541 were outstanding, respectively, under all the promissory notes.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of March 31, 2024 and 2023, the amount due to related party was $656,913 and $0, respectively.

Promissory Notes – JC Unify

On January 31, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,300,000 (the “January 2024 Promissory Note”) to JC Unify. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 new units at the closing of the Business Combination, which shall be identical in all respects to the private placement units issued at the Company’s initial public offering (the “New Units”), and (b) 847,675 shares of Common Stock of the Company (the “Additional Securities”) of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $530,000 (the “Promissory Note B”) to JC Unify. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Promissory Note B is convertible into units having the same terms and conditions as the private placement units at the price of $10.00 per unit, at the option of the Buyer. Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to JC Unify Capital. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest.  The proceeds of the Note will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

As of March 31, 2024 and 2023, total loans outstanding were $1,062,232 and $0, respectively.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. As of March 31, 2024 and 2023, the amount outstanding under this agreement is $0 and $200,000, respectively. Since then, no further payment has accrued or paid under this agreement.

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

As of March 31, 2024 and 2023, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of March 31, 2024.

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

Consulting Agreements

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to the Company for a period of 12 months. In consideration for his services, the Company agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. The engagement ended in April 2022 and since then no further payment accrued or paid under this agreement.

On October 29, 2021, the Company entered into a letter of engagement and terms of business with Sterling Media Ltd (“Sterling Media”) (the “Sterling Agreement”), pursuant to which the Company engaged Sterling Media to provide strategic media coverage for the Company. In consideration of the services Sterling Media provides to the Company, the Company agreed to pay Sterling Media a total fee of $28,250. On November 7, 2023, the Company entered into an agreement with Sterling Media, whereby Sterling Media agreed to receive GBP6,000 in accordance with the Sterling Agreement, as full and final satisfaction of all obligations owed to Sterling Media by the Company. Upon receipt of the payment, all payment obligations of the Company to Sterling Media were cancelled and terminated and there is no further amount due under the Sterling Agreement. On February 14, 2024, the Company repaid the outstanding fees of $12,145, as such, no further amount under the Sterling Agreement.

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. On November 9, 2023, the Company entered into an agreement with Ms. Agarwal, whereby Ms. Agarwal agreed receive 12,825 shares of common stock of the post-Business Combination company in accordance with the Consulting Agreement, in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of March 31, 2024, the Company accrued $162,000 consulting fees.

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

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 accrued as of March 31, 2024.

On June 28, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which the Company engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $24,000.

On July 7, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which IMAQ engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $10,000. On February 14, 2024, the Company paid the outstanding amount of $7,766, as such, no further amount due under the engagement.

On July 20, 2022, the Company entered into a letter of engagement with Houlihan Capital (the “Houlihan Capital Agreement”), pursuant to which we engaged Houlihan to render a written opinion (“Opinion”), whether or not favorable, to the Board of Directors of the Company as to whether, as of the date of such Opinion, that the consideration to be issued or paid in the Transaction is fair from a financial point of view to the stockholders of the Company. In consideration for the services, the Company agreed to pay Houlihan a total estimated fee of $150,000. On November 7, 2023, the Company entered into an agreement with Houlihan Capital, whereby Houlihan Capital agreed to receive $13,675 in accordance with the Houlihan Capital Agreement, as full and final satisfaction of all obligations owed to Houlihan Capital by the Company. The Company repaid the outstanding balance of $50,000 on February 14, 2024, as such, no further amount due under the Houlihan Capital Agreement.

On September 13, 2022, the Company entered into a letter of engagement with FNK IR, pursuant to which the Company engaged FNK IR to act as integrated investor and media relations partner on behalf of the Company. We agreed to pay FNK IR a monthly fee of $8,000 per month. The engagement was terminated in February 2023.

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. As of March 31, 2024, a total amount of $329,503 (including $29,503 other legal fees) was outstanding and accrued.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of March 31, 2024, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of March 31, 2024 and 2023, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock— The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Common stock— The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2024 and 2023, there were 6,546,900 shares of common stock issued and outstanding (excluding 975,530 and 1,973,118 shares of common stock subject to possible redemption, as of March 31, 2024 and 2023, respectively).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of March 31, 2024 and 2023, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$11,363,873	$11,363,873	$-	$-
Liabilities
Warrant liability - Private Warrants	$31,079	$-	$-	$31,079

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$20,978,456	$20,978,456	$-	$-
Liabilities
Warrant liability - Private Warrants	$23,907	$-	$-	$23,907

The Company utilizes the Black-Scholes method to value the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial Measurement)	As of March 31, 2024	As of March 31, 2023
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$11.30	$10.51
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	0.25
Volatility	16.0%	5.40%	0.00%
Risk-free rate	0.88%	5.03%	3.60%
Fair value	$0.58	$0.04	$0.03

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(199,225)
Fair value as of December 31, 2021	262,977
Change in valuation inputs or other assumptions	(119,535)
Fair value as of March 31, 2022	$143,442
Change in valuation inputs or other assumptions	(119,535)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 1, 2023, through March 31, 2024.

The Company recognized a loss of $7,172 and gain of $119,535 related to a change in fair value of warrant liability in the accompanying of Statements Operations for the years ended March 31, 2024 and 2023, respectively.

NOTE 10. INCOME TAX

	March 31, 2024	March 31, 2023
Deferred tax assets:
Startup/Organization Costs	$387,896	$572,341
Net operating loss	-	(42,199)
Total deferred tax assets	$387,896	$530,142
Valuation allowance	(387,896)	(530,142)
Deferred tax asset, net of allowance	$-	$-

The income tax benefit (provision) consists of the following:

	For the year ended March 31, 2024	For the year ended March 31, 2023
Current
Federal	$148,399	141,155
State	69,890	66,478
Deferred
Federal	(289,784)	(396,050)
State	(98,113)	(134,091)
Valuation allowance	387,896	530,142
Income tax provision	$218,289	207,632

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $(142,246) and $216,874 for the year ended March 31, 2024 and 2023, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2024 and 2023 is as follows：

	For the year ended March 31, 2024	For the year ended March 31, 2023
Statutory federal income tax rate	21.00%	21.00%
New Jersey statutory rate	7.11%	7.11%
Change in fair value of warrant liability	0.34%	3.27%
Change in valuation allowance	(65.06)%	(51.58)%
Income Taxes Provision (Benefit)	(36.61)%	(20.20)%

The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the year ended March 31, 2024 and 2023, due to the valuation allowance recorded on the Company’s net operating losses, as well as the change in the fair value of warrant liability, change in valuation allowance and state income taxes net of federal benefit.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. The Company’s tax returns for the year ended March 31, 2024, March 31, 2023, and March 31, 2022, remain open and subject to examination. The Company is in the process of amending tax returns for the calendar years 2023 and 2022.

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

On June 20, 2024, the Company received the resignation of Mr. Chih Young Hung as Director of the Company. Mr. Hung’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. Mr. Hung was the Chair of the Company’s Compensation Committee and Audit Committee.

On June 25, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from July 2, 2024 to August 2, 2024.

The Board appointed Mr. Hsu-Kao Cheng as Class III director of the Board, to fill in the vacancy created by the resignation of Mr. Chih Young Hung with effect from August 6, 2024 until the Company’s annual meeting to be held in 2027. The Board has determined that Mr. Cheng is an “independent director” as that term is defined under the List Rules of the Nasdaq. Mr. Cheng shall serve as the Chairman of the Audit Committee and the Compensation Committee of the Board.

On July 2, 2024, the Company received the resignation of Mr. Daung-Yen Lu as Director of the Company. Mr. Lu’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. Mr. Lu was a member of the Company’s Compensation Committee and Audit Committee.

The Board of the Company appointed Mr. Tao-Chou Chang as Class III director of the Board, to fill in the vacancy created by the resignation of Mr. Daung-Yen Lu with effect from August 6, 2024 until the Company’s annual meeting to be held in 2027. The Board has determined that Mr. Chang is an “independent director” as that term is defined under the Listing Rules of Nasdaq. Mr. Chang shall serve as a member of the Company’s Audit Committee and the Compensation Committee of the Board.

On July 2, 2024, the Company received the resignation of Mr. Yu-Ping Tsai as Director of the Company. Mr. Tsai’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. Mr. Tsai was a member of the Company’s Compensation Committee and Audit Committee.

The Board of the Company appointed Mr. Ming-Hsien Hsu as Class II director of the Board, to fill in the vacancy created by the resignation of Mr. Yu-Ping Tsai with effect from August 6, 2024 until the Company’s annual meeting to be held in 2026. The Board has determined that Mr. Hsu is an “independent director” as that term is defined under the Listing Rules of Nasdaq. Mr. Hsu shall serve as a member of the Company’s Audit Committee and the Compensation Committee of the Board.

On July 4, 2024, the Company received the resignation of Mr. Claudius Tsang as Director of the Company. Mr. Tsang’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

On June 28, 2024, the Company entered into amendments to the January 2024 Promissory Note, Promissory Note B and Promissory Note C (the January 2024 Promissory Note, Promissory Note B and Promissory Note C are collectively referred to as the “Prior Notes”) with JC Unify Capital (Holdings) Limited (the “Amendments to the Promissory Notes”). Pursuant to the Amendments to the Promissory Notes, JC Unify Capital (Holdings) Limited has the right to convert the Prior Notes into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Conversion Securities”), with no fractional Conversion Securities to be issued upon conversion, and the Prior Notes to be converted immediately prior to the closing of the Business Combination. The Amendments to the Promissory Notes also amended the events of default, so that the failure of the Company to issue Conversion Securities constitutes a failure to make required payments, constituting an event of default.

On July 9, 2024, the Company received a notice (“Late 10-K Notice”) from the Listing Qualifications Staff of Nasdaq, which states that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because it had not filed its Annual Report on Form 10-K for the period ended March 31, 2024 with the Securities Exchange Commission. Under Nasdaq rules, the Company has 60 calendar days from the date of the notice to submit a plan to regain compliance and if Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from the filing’s due date to regain compliance.

On July 30, 2024, the Company received a notice (“Delisting Notice”) from the Listing Qualifications Staff of Nasdaq, which stated that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by August 6, 2024 for additional time to complete a business combination, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on August 8, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

On August 5, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from August 2, 2024 to September 2, 2024.

On August 6, 2024, the Company received the resignation of Mr. Yao Chin Chen as Director of the Company. Mr. Chen’s resignation was not the result of any disagreement with the Company. Effective upon Mr. Chen’s resignation as a Director, the size of the Company’s Board reduced to four Directors.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
2.1	First Amendment to Securities Purchase Agreement, dated January 31, 2024, by and among JC Unify Capital (Holdings) Limited, Content Creation Media LLC, Shibasish Sarkar, and International Media Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on February 6, 2024)
3.1	Certificate of Amendment, dated July 31, 2023, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on August 3, 2023).
3.2	Certificate of Amendment, dated January 2, 2024, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on January 8, 2024).
4.1*	Description of Securities
4.2	Warrant Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed with the Form 8-K filed by the Registrant on August 2, 2021).
4.3	Rights Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on August 2, 2021).
10.1	Amendment to the Investment Management Trust Agreement, dated January 2, 2024, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 8, 2024).
10.2	Amendment to the Investment Management Trust Agreement, dated July 31, 2023, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2023)
10.3	Securities Purchase Agreement dated November 10, 2023 by and among JC Unify Capital (Holdings) Limited, Content Creation Media LLC, Shibasish Sarkar, and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 16, 2023).
10.4	Termination Letter dated October 25, 2023, issued by Reliance Entertainment Studios Private Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 31, 2023).
10.5	Investment Management Trust Agreement, dated July 28, 2021, by and between IMAQ and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on August 2, 2021).
10.6	Promissory Note A, dated January 31, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on February 6, 2024).
10.7	Promissory Note B, dated February 27, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 28, 2024).
10.8	Promissory Note C, dated February 27, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 28, 2024).
10.9	Amendment to Promissory Note, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.10	Amendment to Promissory Note B, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 28, 2024).
10.11	Amendment to Promissory Note C, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on June 28, 2024).
16.1	Letter from Marcum LLP regarding the change in the Registrant’s certifying accountant, dated June 28, 2023 (incorporated by reference to Exhibit 16.1 filed with the Form 8-K filed by the Registrant on June 29, 2023).
99.1	Contract Extension Letter, dated July 21, 2023 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K filed by the Registrant on July 27, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Claw back Policy
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDIA ACQUISITION CORP.
Dated: August 8, 2024
	By:	/s/ Shibasish Sarkar
	Name:	Shibasish Sarkar
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shibasish Sarkar	Chief Executive Officer	August 8, 2024
Shibasish Sarkar	(Principal Executive Officer and Principal Accounting and Financial Officers)

/s/ Ming-Hsien Hsu	Director	August 8, 2024
Ming-Hsien Hsu

/s/ Hsu-Kao Cheng	Director	August 8, 2024
Hsu-Kao Cheng

/s/ Tao-Chou Chang	Director	August 8, 2024
Tao-Chou Chang