Form 10-Q
period 2024-06-30
International Media Acquisition Corp.
filed 2024-09-03
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of September 3, 2024, there were 7,522,430 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 8, 2024 and the Company’s final prospectus for its initial public offering filed with the SEC on July 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2024 (Unaudited)	March 31, 2024 (Audited)
ASSETS
Current Assets
Cash	$247	$1,044
Other receivable	10,000	10,000
Prepaid expenses	62,258	18,956
Total Current Assets	72,505	30,000

Investments held in Trust Account	11,592,364	11,363,873
Total Assets	$11,664,869	$11,393,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,557,260	$1,674,665
Due to related party	656,913	656,913
Promissory note- related party	2,445,000	2,445,000
Loan - JC Unify	1,573,032	1,062,232
Excise tax payable	113,689	113,689
Income tax payable	453,607	425,921
Total Current Liabilities	6,799,501	6,378,420
	-
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	35,861	31,079
Total Liabilities	14,885,362	14,459,499

Commitments (see Note 6)
Common stock subject to possible redemption: 975,530 shares issued and outstanding at $11.36 and $11.20 redemption value as of June 30, 2024 and March 31, 2024, respectively	11,077,657	10,926,852

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding		-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 975,530 shares subject to possible redemption as of June 30, 2024 and March 31, 2024)	655	655
Accumulated deficit	(14,298,805)	(13,993,133)
Total Stockholders’ Deficit	(14,298,150)	(13,992,478)
Total Liabilities and Stockholders’ Deficit	$11,664,869	$11,393,873

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2024	2023
General and administrative expenses	$220,890	$30,827
Franchise tax expense	50,000	50,411
Loss from operations	(270,890)	(81,238)
Liabilities written back	-	200,000
Change in fair value of warrant liability	(4,782)	9,961
Interest and dividend income on investments held in trust account	148,491	249,996
Income (loss) before provision for income taxes	(127,181)	378,719
Provision for income taxes	27,686	56,103
Net loss	$(154,867)	$322,616
Weighted average shares outstanding, basic and diluted	7,522,430	8,520,018
Basic and diluted net income (loss) per common share	$(0.02)	$0.04

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)
Net loss	-	-	-	(154,867)	(154,867)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(150,805)	(150,805)
Balance at June 30, 2024	6,546,900	$655	$-	$(14,298,805)	$(14,298,150)

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,555)
Net loss	-	-	-	322,616	322,616
Remeasurement of Common Stock Subject to Redemption	-	-	-	(149,071)	(149,071)
Balance at June 30, 2023	6,546,900	$655	$-	$(10,879,665)	$(10,879,010)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30，
	2024	2023
Cash Flows from Operating Activities:
Net Income (loss)	$(154,867)	$322,616
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(148,491)	(249,996)
Change in fair value of warrant liability	4,782	(9,961)
Changes in operating assets and liabilities:
Prepaid expenses	(43,302)	17,500
Accounts payable and accrued expenses	(117,405)	(378,566)
Income tax payable	27,686	56,103
Net cash provided by (used in) operating activities	(431,597)	(242,304)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(80,000)	(257,027)
Cash withdrawn from trust account to pay franchise tax	-	100,925
Net cash provided by (used in) investing activities	(80,000)	(156,102)

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	510,800	-
Proceeds from promissory note - related party	-	583,587
Advance from Sponsor	-	-
Redemption of common stock	-	-
Net cash provided by (used in) financing activities	510,800	583,587

Net Change in Cash	(797)	185,181
Cash - Beginning of period	1,044	302
Cash - End of period	$247	$185,483

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$150,805	$149,071

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2024, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws and effective for the fiscal year beginning April 1, 2022. The Company’s first fiscal year began on April 1, 2022, and ended on March 31, 2023 (“Fiscal 2023”). The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company’s 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 (“Fiscal 2021”). There was no Fiscal 2022.

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

Issuance of Unsecured Promissory Note C

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to JC Unify. Pursuant to Promissory Note C, JC Unify agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C does not bear interest and is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer.

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

On each of January 2, 2024, February 1, 2024, March 6, 2024, April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024, and August 5, 2024 the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to September 2, 2024.

Departure of Director or Certain Officers

On June 20, 2024, the Company received the resignation of Mr. Chih Young Hung as Director of the Company. Mr. Hung’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. Mr. Hung was the Chair of the Company’s Compensation Committee and Audit Committee.

Liquidity and Going Concern

As of June 30, 2024, the Company had cash of $247 and a working capital deficit of $6,726,996. Accumulated deficit balances were $14,298,150 and $13,992,478 as of June 30, 2024 and March 31, 2024, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Amended Combination Period (January 2, 2025), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in August 2023 and January 2024, the Company recorded $113,689 excise tax liability as of June 30, 2024. During the second quarter 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected through March 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $247 and $1,044 and none in cash equivalents as of June 30, 2024 and March 31, 2024, respectively.

Investments Held in Trust Account

As of June 30, 2024, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of June 30, 2024, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	10,926,852
Plus:
Remeasurement of carrying value to redemption value	150,805
Common stock subject to possible redemption, June 30, 2024	$11,077,657

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

The Company’s effective tax rate was (21.77)% and 14.81% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended June 30, 2024 and 2023, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended June 30,
	2024	2023
Basic and diluted net loss per share:
Numerators:
Net income (loss)	$(154,867)	$322,616

Denominators:
Basic and diluted weighted average shares outstanding	7,522,430	8,520,018
Basic and diluted net income per share	$(0.02)	$0.04

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 714,400 Private Units at a price of $10.00 per Private Unit ($7,144,000 in the aggregate). Each Private Unit consists of one share of common stock (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder to receive one-twentieth of one share of common stock at the closing of a Business Combination (see Note 8 ). Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

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

As of June 30, 2024 and March 31, 2024, $2,445,000 was outstanding under all the promissory notes for both periods.

Promissory Notes – JC Unify

On January 31, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,300,000 (the “January 2024 Promissory Note”) to JC Unify. Pursuant to the January 2024 Promissory Note, JC Unify agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units as described in the prospectus dated July 28, 2021 (Registration NO. 333-255106) (the “Prospectus”) at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 new units at the closing of the Business Combination, which shall be identical in all respects to the private placement units issued at the Company’s initial public offering (the “New Units”), and (b) 847,675 shares of Common Stock of the Company (the “Additional Securities”) of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $530,000 (the “Promissory Note B”) to JC Unify. Pursuant to Promissory Note B, JC Unify agreed to loan to the Company an aggregate amount of up to $530,000. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note B is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

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

As of June 30, 2024 and March 31, 2024, total loans outstanding were $1,573,032 and $1,062,232, respectively.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of June 30, 2024 and March 31, 2024, the amount due to related party was $ $656,913 for both periods.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of June 30, 2024 and March 31, 2024, no amount was outstanding.

Related Party – Working Capital Loans

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

As of June 30, 2024 and March 31, 2024, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of June 30, 2024 and March 31, 2024.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of June 30, 2024 and March 31, 2024, the Company accrued $162,000 consulting fees.

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

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 as of June 30, 2024 and March 31, 2024.

On June 28, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which the Company engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $24,000.

On July 7, 2022, the Company entered into a letter of engagement with Baker, pursuant to which we engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $10,000. On February 14, 2024, the Company paid the outstanding amount of $7,766, as such, no further amount due under the engagement.

On July 20, 2022, the Company entered into a letter of engagement with Houlihan Capital (“Holihan”) (the “Houlihan Capital Agreement”), pursuant to which we engaged Houlihan to render a written opinion (“Opinion”), whether or not favorable, to the Board of Directors of the Company as to whether, as of the date of such Opinion, that the consideration to be issued or paid in the Transaction is fair from a financial point of view to the stockholders of the Company. In consideration for the services, the Company agreed to pay Houlihan a total estimated fee of $150,000. On November 7, 2023, the Company entered into an agreement with Houlihan Capital, whereby Houlihan Capital agreed to receive $13,675 in accordance with the Houlihan Capital Agreement, as full and final satisfaction of all obligations owed to Houlihan Capital by the Company. The Company repaid the outstanding balance of $50,000 on February 14, 2024, as such, no further amount due under the Houlihan Capital Agreement.

On September 13, 2022, the Company entered into a letter of engagement with FNK IR (the “FNK IR Agreement”), pursuant to which the Company engaged FNK IR to act as integrated investor and media relations partner on behalf of the Company. We agreed to pay FNK a monthly fee of $8,000 per month. The engagement was terminated in February 2023.

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of June 30, 2024 and March 31, 2024, a total amount of $179,503 and $329,503 (including $29,503other legal fees) was outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of June 30, 2024 and March 31, 2024, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of June 30, 2024 , there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and March 31, 2024, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2024 and March 31, 2024, there were 6,546,900 shares of common stock issued and outstanding (excluding 975,530 shares of common stock subject to possible redemption, as of June 30, 2024 and March 31, 2024).

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right or a Private Right will automatically receive one-twentieth (1/20) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right or a Private Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of a share underlying each right upon consummation of the Business Combination.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of June 30, 2024 and March 31, 2024, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investments held in Trust Account:
Money Market investments	$11,592,364	$11,592,364	$-	$-
Liabilities
Warrant liability - Private Warrants	$35,861	$-	$-	$35,861

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$11,363,873	$11,363,873	$-	$-
Liabilities
Warrant liability - Private Warrants	$31,079	$-	$-	$31,079

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial	As of June 30,	As of March 31,
	Measurement)	2024	2023
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$11.50	$11.30
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	6.50%	5.40%
Risk-free rate	0.88%	5.09%	5.03%
Fair value	$0.58	$0.05	$0.04

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	$462.202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	4,782
Fair value as of June 30, 2024	$35,861

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2024, through June 30, 2024.

The Company recognized a loss of $4,782 and a gain of 9,961 related to a change in fair value of warrant liability for the three months period ended June 30, 2024 and 2023, respectively, in the accompanying unaudited Statements of Operations.

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

Departure of Director or Certain Officers

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

On August 6, 2024, the Board appointed Mr. Hsu-Kao Cheng as Class III director of the Board, to fill in the vacancy created by the resignation of Mr. Chih Young Hung with effect from August 6, 2024 until the Company’s annual meeting to be held in 2027. The Board has determined that Mr. Cheng is an “independent director” as that term is defined under the List Rules of the Nasdaq. Mr. Cheng shall serve as the Chairman of the Audit Committee and the Compensation Committee of the Board.

On August 6, 2024, the Board of the Company appointed Mr. Tao-Chou Chang as Class III director of the Board, to fill in the vacancy created by the resignation of Mr. Daung-Yen Lu with effect from August 6, 2024 until the Company’s annual meeting to be held in 2027. The Board has determined that Mr. Chang is an “independent director” as that term is defined under the Listing Rules of Nasdaq. Mr. Chang shall serve as a member of the Company’s Audit Committee and the Compensation Committee of the Board.

On August 6, 2024, the Board of the Company appointed Mr. Ming-Hsien Hsu as Class II director of the Board, to fill in the vacancy created by the resignation of Mr. Yu-Ping Tsai with effect from August 6, 2024 until the Company’s annual meeting to be held in 2026. The Board has determined that Mr. Hsu is an “independent director” as that term is defined under the Listing Rules of Nasdaq. Mr. Hsu shall serve as a member of the Company’s Audit Committee and the Compensation Committee of the Board.

Delisting from the Nasdaq

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

On August 8, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted over the counter under the same symbols.

Extension Payments

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

Delisting notice from the Nasdaq

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

On August 8, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted over the counter under the same symbols.

Departure of Director or Certain Officers

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through June 30, 2024, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net loss of $154,867, which consisted of operating costs of $270,890, income tax provision of $27,686 and change in warrant liability of $(4,782), offset by interest income on investments held in the trust account of $148.491. For the three months ended June 30, 2023, we had had net profit of $322,616, which consists of interest income on investments held in the trust account of $249,996 and change in warrant liability of $9,961, offset by operating costs of $(118,762), and income tax provision of $56,103.

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

As of June 30, 2024, the Company had cash of $247 and a working capital deficit of $6,726,996. Accumulated deficit balances were $14,298,150 and $13,992,478 as of June 30, 2024 and March 31, 2024, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

As of June 30, 2024 and March 31, 2024, $ 2,445,000 were outstanding under all the promissory notes.

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

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to JC Unify. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C does not bear interest and is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer.

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

As of June 30, 2024 and March 31, 2024, total loans outstanding were $1,573,032 and $1,062,232, respectively.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of June 30, 2024 and March 31, 2024, the amount due to related party was $656,913.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of June 30, 2024 and March 31, 2024.

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

On October 29, 2021, we entered into a letter of engagement and terms of business with Sterling Media Ltd (“Sterling Media”) (the “Sterling Agreement”), pursuant to which we engaged Sterling Media to provide strategic media coverage for the Company. In consideration for the services Sterling Media provides to the Company, we agreed to pay Sterling Media a total fee of £28,250. On November 7, 2023, the Company entered into an agreement with Sterling Media, whereby Sterling Media agreed to receive GBP 6,000 in accordance with the Sterling Agreement, as full and final satisfaction of all obligations owed to Sterling Media by the Company. Upon receipt of the payment, all payment obligations of the Company to Sterling Media will be cancelled and terminated and there is no further amount due under the Sterling Agreement. On February 14, 2024, the Company repaid the outstanding fees of $12,145, as such, no further amount under the Sterling Agreement.

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. On November 9, 2023, the Company entered into an agreement with Ms. Agarwal, whereby Ms. Agarwal agreed receive 12,825 shares of common stock of the post-Business Combination company in accordance with the Consulting Agreement, in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of June 30, 2024 and March 31, 2024, the Company accrued $162,000 consulting fees.

On January 12, 2022, we entered into a letter of engagement with Chardan, pursuant to which we engaged Chardan to provide capital markets advisory services commencing from January 12, 2022 and ending on the close of a potential placement related to our initial business combination. In consideration for the services Chardan will provide to us, we agreed to pay Chardan a total fee of 5% of the aggregate sales price of securities sold in the financing transaction plus reimbursement of out-of-pocket expenses capped at $25,000.

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

On March 18, 2022, the Company entered into an engagement letter with Ontogeny (the “Ontogeny PIPE Agreement”) relating to corporate advisory & management consultancy services for the purpose of raising capital in form of a private investment in public equity (“PIPE”) financing. Ontogeny Capital will receive a contingent fee equal to 5% of the gross proceeds of securities sold in the PIPE up to $75 million in gross proceeds and 5.5% of the gross proceeds of securities sold in the PIPE from $75 million up to $150 million in gross proceeds. The Ontogeny PIPE Agreement also provides for an additional incremental discretionary fee of 0.5% of gross proceeds if the gross proceeds of securities sold in a PIPE are above $150 million. The agreement was terminated on February 14, 2023.

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

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 accrued as of June 30, 2024 and March 31, 2024.

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

On September 13, 2022, we entered into a letter of engagement with FNK IR (the “FNK IR Agreement”), pursuant to which we engaged FNK IR to act as integrated investor and media relations partner on behalf of the Company. We agreed to pay FNK a monthly fee of $8,000 per month. The engagement was terminated in February 2023.

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. On May 9, 2024, the Company repaid $150,000. As of June 30, 2024 and March 31, 2024, a total amount of $179,503 and $329,503 (including $29,503 other legal fees) was outstanding and accrued, respectively.

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

Item 4. Controls and Procedures

Disclosure controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide Risk Factors in this Quarterly Report on Form 10-Q. However, in addition to the risk factors disclosed in our prospectus filed with the SEC on July 29, 2021, the Company has identified the below-listed additional risk factors. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of June 30, 2024, the Company had $247 in cash outside of the Trust Account, and a working capital deficit of $6,726,996. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, if the Company is unable to complete a business combination by September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

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

Nasdaq has delisted our securities from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

On August 8, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted over the counter under the same symbols.

The delisting of our securities by Nasdaq could adversely affect the trading market for our securities, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our securities and the Company’s ability to raise additional  capital.

Moreover, we can provide no assurance that trading in our securities will continue over the counter or otherwise. As a result of the delisting, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock”, which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Currently our securities are not eligible for proprietary broker-dealer quotations. All quotes will reflect unsolicited customer orders and, as a result, we expect any trading to involve a higher risk of wider spreads, increased volatility, and price dislocations and a general illiquid trading environment. Proprietary broker-dealer quotations may not commence until an initial review by a broker-dealer under the SEC’s Rule 15c2-11 which would enable brokers to publish competing quotes and provide continuous market making. No assurance can be provided that a liquid trading market will develop even if market makers begin proprietary quotations and thus we expect investors will experience difficulty in trading our securities.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because they have been delisted, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities. This state level regulation introduces additional compliance requirements for brokers to consider making markets in our securities and will further negatively impact any trading liquidity in our securities.

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

International Media Acquisition Corp.

Date: September 3, 2024	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)