Form 10-Q
period 2024-09-30
International Media Acquisition Corp.
filed 2024-11-13
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 7,522,430 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2024 (Unaudited)	March 31, 2024 (Audited)
ASSETS
Current Assets
Cash	$-	$1,044
Other receivable	10,000	10,000
Prepaid expenses	37,805	18,956
Total Current Assets	47,805	30,000

Investments held in Trust Account	11,801,278	11,363,873
Total Assets	$11,849,083	$11,393,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,626,622	$1,674,665
Due to related party	656,913	656,913
Promissory note- related party	2,445,000	2,445,000
Loan - JC Unify	1,741,927	1,062,232
Excise tax payable	113,689	113,689
Income tax payable	481,412	425,921
Total Current Liabilities	7,065,563	6,378,420

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	124,316	31,079
Total Liabilities	15,239,879	14,459,499

Commitments (see Note 6)
Common stock subject to possible redemption: 975,530 shares issued and outstanding at $11.49 and $11.20 redemption value as of September 30, 2024 and March 31, 2024, respectively	11,208,766	10,926,852

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 975,530 shares subject to possible redemption as of September 30, 2024 and March 31, 2024)	655	655
Accumulated deficit	(14,600,217)	(13,993,133)
Total Stockholders’ Deficit	(14,599,562)	(13,992,478)
Total Liabilities and Stockholders’ Deficit	$11,849,083	$11,393,873

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$152,957	$554,229	$373,847	$585,056
Franchise tax expense	50,000	50,514	100,000	100,925
Loss from operations	(202,957)	(604,743)	(473,847)	(685,981)
Liabilities written back	-	-	-	200,000
Change in fair value of warrant liability	(88,455)	(1,992)	(93,237)	7,969
Interest and dividend income on investments held in trust account	148,914	275,850	297,405	525,846
Income (loss) before provision for income taxes	(142,498)	(330,885)	(269,679)	47,834
Provision for income taxes	27,805	63,371	55,491	119,474
Net loss	$(170,303)	$(394,256)	$(325,170)	$(71,640)
Weighted average shares outstanding, basic and diluted	7,522,430	8,480,740	7,522,430	8,500,164
Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended September 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)
Net loss	-	-	-	(154,867)	(154,867)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(150,805)	(150,805)
Balance at June 30, 2024	6,546,900	$655	$-	$(14,298,805)	$(14,298,150)
Net loss	-	-	-	(170,303)	(170,303)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(131,109)	(131,109)
Balance at September 30, 2024	6,546,900	$655	$-	$(14,600,217)	$(14,599,562)

For the Six Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,555)
Net income	-	-	-	322,616	322,616
Remeasurement of Common Stock Subject to Redemption	-	-	-	(149,071)	(149,071)
Balance at June 30, 2023	6,546,900	$655	$-	$(10,879,665)	$(10,879,010)
Net loss	-	-	-	(394,256)	(394,256)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(275,850)	(275,850)
Balance at September 30, 2023	6,546,900	$655	$-	$(11,549,771)	$(11,549,116)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30，
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(325,170)	$(71,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(297,405)	(525,845)
Change in fair value of warrant liability	93,237	(7,969)
Changes in operating assets and liabilities:
Prepaid expenses	(18,849)	35,000
Accounts payable and accrued expenses	(48,043)	159,280
Income tax payable	55,491	119,475
Net cash used in operating activities	(540,739)	(291,699)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(140,000)	(642,569)
Cash withdrawn from trust account to pay franchise tax	-	100,925
Cash withdrawn from trust account in connection with redemption	-	690,615
Net cash (used in) provided by investing activities	(140,000)	148,971

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	679,695	-
Proceeds from promissory note - related party	-	840,101
Redemption of common stock	-	(690,615)
Net cash provided by financing activities	679,695	149,486

Net Change in Cash	(1,044)	6,758
Cash - Beginning of period	1,044	302
Cash - End of period	$-	$7,060

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$281,914	$424,921

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

As of September 30, 2024, the Company had not commenced any operations. All activities for the period from January 15, 2021 (inception) through September 30, 2024, are related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of IMAQ approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws and effective for the fiscal year beginning April 1, 2022. The Company’s 2023 fiscal year began on April 1, 2022, and ended on March 31, 2023 (“Fiscal 2023”). The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company’s 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 (“Fiscal 2021”). There was no Fiscal 2022.

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

The Company initially had 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). On July 27, 2022, IMAQ held a special of stockholders (the “July 2022 Special Meeting”). As approved by its stockholders at the July 2022 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2022 Charter Amendment”) which became effective upon filing. The July 2022 Charter Amendment extended the date by which IMAQ must consummate an initial business combination to allow the Company to extend two times for an additional three months each time, or from August 2, 2022 to February 2, 2023. On January 27, 2023, IMAQ held a special meeting of stockholders (the “January 2023 Special Meeting”). As approved by its stockholders at the January 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2023 Charter Amendment”) which became effective upon filing. The January 2023 Charter Amendment extended the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023.

On July 31, 2023, IMAQ held a special meeting of stockholders (the “July 2023 Special Meeting”). As approved by its stockholders at the July 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2023 Charter Amendment”) which became effective upon filing. The July 2023 Charter Amendment extended the date by which IMAQ must consummate a business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering).

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

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the “First Amendment”) with the Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Sponsor,  (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of the SPAC, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, the SPAC shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan Capital Markets LLC (the “Chardan”), $50,000 shall be rebated via wire transfer from the Chardan to the Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors’ and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of the SPAC prior to the signing of the SPA (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

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

On each of January 2, 2024, February 1, 2024, March 6, 2024, April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024, August 5, 2024 , September 4, 2024, September 27, 2024 and October 28, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to December 2, 2024.

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

On August 8, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted on Over-the-Counter (OTC) markets under the same symbols.

Liquidity and Going Concern

As of September 30, 2024, the Company had cash of $0 and a working capital deficit of $7,017,758. Accumulated deficit balances were $14,600,217 and $13,993,133 as of September 30, 2024 and March 31, 2024, respectively. On January 31, 2024, February 27, 2024 and February 27, 2024, the Company issued three unsecured promissory notes, the January 2024 Promissory Note, the Promissory Note B and the Promissory Note C in the aggregate principal amount of up to $1,300,000, $530,00 and $470,000, respectively, to JC Unify. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Amended Combination Period (January 2, 2025), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in August 2023 and January 2024, the Company recorded $113,689 total excise tax liability as of September 30, 2024. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of September 30, 2024, the excise tax return for the calendar year 2023 has not been filed. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended September 30, 2024 are not necessarily indicative of the results that may be expected through March 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $0 and $1,044 and none in cash equivalents as of September 30, 2024 and March 31, 2024, respectively.

Investments Held in Trust Account

As of September 30, 2024, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $11,801,278 and $11,363,873 in Trust Account as of September 30, 2024 and March 31, 2024, respectively.

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

As of September 30, 2024, the shares of redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	10,926,852
Plus:
Remeasurement of carrying value to redemption value	281,914
Common stock subject to possible redemption, September 30, 2024	$11,208,766

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

The Company’s effective tax rate was (20.58) % and 249.77% for the six months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the federal and state statutory rates of 21% and 9%, respectively, for the period ended September 30, 2024 and 2023, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. The Company’s tax returns for the year ended March 31, 2024, March 31, 2023, and March 31, 2022, remain open and subject to examination. The Company filed amended tax returns for the calendar years 2023 and 2022 in July 2024 which are also subject to examination.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Numerators:
Net loss	$(170,303)	$(394,256)	$(325,170)	$(71,640)

Denominators:
Basic and diluted weighted average shares outstanding	7,522,430	8,480,740	7,522,430	8,500,164
Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.04)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2024 and March 31, 2024, $2,445,000 was outstanding under all the promissory notes for both periods.

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

As of September 30, 2024 and March 31, 2024, total loans outstanding were $1,741,927 and $1,062,232, respectively.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of September 30, 2024 and March 31, 2024, the amount due to related party was $656,913 for both periods.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of September 30, 2024 and March 31, 2024, no amount was outstanding.

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

As of September 30, 2024 and March 31, 2024, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of September 30, 2024 and March 31, 2024.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of September 30, 2024 and March 31, 2024, the Company accrued $162,000 consulting fees.

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

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 as of September 30, 2024 and March 31, 2024.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of September 30, 2024 and March 31, 2024, a total amount of $207,608 and $329,503 (including $57,608 other legal fees) was outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of September 30, 2024 and March 31, 2024, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of September 30, 2024, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and March 31, 2024, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2024 and March 31, 2024, there were 6,546,900 shares of common stock issued and outstanding (excluding 975,530 shares of common stock subject to possible redemption, as of September 30, 2024 and March 31, 2024).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of September 30, 2024 and March 31, 2024, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investments held in Trust Account:
Money Market investments	$11,801,278	$11,801,278	$-	$-
Liabilities
Warrant liability - Private Warrants	$124,316	$-	$-	$124,316

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$11,363,873	$11,363,873	$-	$-
Liabilities
Warrant liability - Private Warrants	$31,079	$-	$-	$31,079

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial	As of September 30,	As of March 31,
	Measurement)	2024	2024
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.86	$11.30
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	1.63%	5.40%
Risk-free rate	0.88%	3.60%	5.03%
Fair value	$0.58	$0.16	$0.04

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	$462.202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	93,237
Fair value as of September 30, 2024	$124,316

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended September 30, 2024.

The Company recognized a loss of $93,237 and a gain of $7,969 related to a change in fair value of warrant liability for the six months period ended September 30, 2024 and 2023, respectively, in the accompanying unaudited Statements of Operations.

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

On October 28, 2024, the Company made a deposit of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from November 2, 2024 to December 2, 2024.

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

Recent Developments

Extension Payments

On January 2, 2024, February 1, 2024, March 6, 2024, April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024, August 5, 2024, September 4, 2024, September 27, 2024 and October 28, 2024, the Company made monthly deposits of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to December 2, 2024.

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

On August 8, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted on OTC markets under the same symbols.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through September 30, 2024, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $170,303, which consisted of operating costs of $202,957, income tax provision of $27,805 and an increase in warrant liability of $88,455, offset by interest income on investments held in the trust account of $148,914. For the three months ended September 30, 2023, we had had net loss of $394,256, which consisted of operating costs of $604,743, income tax provision of $63,371 and an increase in warrant liability of $1,992, offset by interest income on investments held in the trust account of $275,850.

For the six months ended September 30, 2024, we had net loss of $ $325,170, which consisted of operating costs of $473,847, income tax provision of $55,491 and an increase in warrant liability of $93,237, offset by interest income on investments held in the trust account of $297,405. For the six months ended September 30, 2023, we had net loss of $ $71,640, which consisted of operating costs of $685,981, income tax provision of $119,474 and a decrease in warrant liability of $7,969, offset by interest income on investments held in the trust account of $525,846.

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

As of September 30, 2024, the Company had cash of $0 and a working capital deficit of $7,017,758. Accumulated deficit balances were $14,600,217 and $13,993,133 as of September 30, 2024 and March 31, 2024, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by December 2, 2024 (or January 2, 2025, if it fully exercises its option to extend the date to consummate a business combination unless stockholders approve a further extension), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay its taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2024 and March 31, 2024, $2,445,000 were outstanding under all the promissory notes.

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

As of September 30, 2024 and March 31, 2024, total loans outstanding were $1,741,927 and $1,062,232, respectively.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of September 30, 2024 and March 31, 2024, the amount due to related party was $656,913 for both periods.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of September 30, 2024 and March 31, 2024.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. On November 9, 2023, the Company entered into an agreement with Ms. Agarwal, whereby Ms. Agarwal agreed receive 12,825 shares of common stock of the post-Business Combination company in accordance with the Consulting Agreement, in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of September 30, 2024 and March 31, 2024, the Company accrued $162,000 consulting fees.

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

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 accrued as of September 30, 2024 and March 31, 2024.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. On May 9, 2024, the Company repaid $150,000. As of September 30, 2024 and March 31, 2024, a total amount of $207,608 and $329,503 (including $57,608 other legal fees) was outstanding and accrued, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of September 30, 2024, the Company had $0 in cash outside of the Trust Account, and a working capital deficit of $7,017,758. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, if the Company is unable to complete a business combination by December 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company can provide no assurances that an agreement for an initial business combination will be signed or if signed that it will be consummated by December 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination). Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. If the Extension is approved and implemented and the Company enters into a business combination agreement, the Company expects to seek stockholder approval of an initial business combination. We will be required to offer public stockholders redemption rights again in connection with any stockholder vote to approve an initial business combination. Even if an initial business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all.

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

On August 8, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted on the OTC markets under the same symbols.

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

As a result of the redemptions by the public stockholders in August 2023 and January 2024, the Company recorded $113,689 total excise tax liability as of September 30, 2024. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of September 30, 2024, the excise tax return for the calendar year 2023 has not been filed. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

International Media Acquisition Corp.

Date: November 13, 2024	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)