Form 10-Q
period 2024-12-31
International Media Acquisition Corp.
filed 2025-02-14
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 14, 2025, there were 6,836,594 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of December 31, 2024 (unaudited) and March 31, 2024 (audited)	1

	Condensed Statements of Operations for the three and nine months ended December 31, 2024 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended December 31, 2024 and December 31, 2023 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended December 31, 2024 and December 31, 2023 (unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

Item 4.	CONTROLS AND PROCEDURES	44

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	45

Item 1A.	RISK FACTORS	45

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

Item 3.	DEFAULTS UPON SENIOR SECURITIES	45

Item 4.	MINE SAFETY DISCLOSURES	45

Item 5.	OTHER INFORMATION	45

Item 6.	EXHIBITS	46

SIGNATURES		47

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 8, 2024, the Company’s final prospectus for its initial public offering filed with the SEC on July 29, 2021 and the Proxy Statement filed with the SEC on December 9, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include (but are not limited to), for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

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

ii

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2024 (Unaudited)	March 31, 2024 (Audited)
ASSETS
Current Assets
Cash	$-	$1,044
Other receivable	10,000	10,000
Prepaid expenses	17,303	18,956
Total Current Assets	27,303	30,000

Investments held in Trust Account	11,975,400	11,363,873
Total Assets	$12,002,703	$11,393,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,665,947	$1,674,665
Redeemed common stock payable to public stockholders	7,919,296	-
Due to related party	656,913	656,913
Promissory note- related party	2,445,000	2,445,000
Loan - JC Unify	1,921,768	1,062,232
Excise tax payable	205,388	113,689
Income tax payable	520,952	425,921
Total Current Liabilities	15,335,264	6,378,420

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	179,302	31,079
Total Liabilities	23,564,566	14,459,499

Commitments (see Note 6)
Common stock subject to possible redemption: 289,694 and 975,530 shares issued and outstanding at $11.65 and $11.20 redemption value as of December 31, 2024 and March 31, 2024, respectively	3,374,052	10,926,852

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 289,694 and 975,530 shares subject to possible redemption as of December 31, 2024 and March 31, 2024, respectively)	655	655
Accumulated deficit	(14,936,570)	(13,993,133)
Total Stockholders’ Deficit	(14,935,915)	(13,992,478)
Total Liabilities and Stockholders’ Deficit	$12,002,703	$11,393,873

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
General and administrative expenses	$147,668	$681,139	$521,515	$1,266,195
Franchise tax expense	50,000	50,411	150,000	151,336
Loss from operations	(197,668)	(731,550)	(671,515)	(1,417,531)
Liabilities written back	-	-		200,000
Change in fair value of warrant liability	(54,987)	(12,750)	(148,224)	(4,781)
Interest and dividend income on investments held in trust account	132,122	286,712	429,527	812,558
Income (loss) before provision for income taxes	(120,533)	(457,588)	(390,212)	(409,754)
Provision for income taxes	39,540	19,340	95,031	138,814
Net loss	$(160,073)	$(476,928)	$(485,243)	$(548,568)
Weighted average shares outstanding, basic and diluted	7,514,975	8,456,623	7,520,034	8,485,669
Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.06)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended December 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)
Net loss	-	-	-	(154,867)	(154,867)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(150,805)	(150,805)
Balance at June 30, 2024	6,546,900	$655	$-	$(14,298,805)	$(14,298,150)
Net loss	-	-	-	(170,303)	(170,303)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(131,109)	(131,109

Balance at September 30, 2024	6,546,900	$655	$-	$(14,600,217)	$(14,599,562)
Net loss	-	-	-	(160,073)	(160,073)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(84,582)	(84,582)
Excise tax liability	-	-	-	(91,698)	(91,698)
Balance at December 31, 2024	6,546,900	$655	$-	$(14,936,570)	$(14,935,915)

For the Nine Months Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,556)
Net income (loss)	-	-	-	322,616	322,616
Accretion of Common Stock Subject to Redemption			-	(149,071)	(149,071)
Balance at June 30, 2023	6,546,900	655	-	(10,879,664)	(10,879,009)
Net income (loss)	-	-	-	(394,256)	(394,256)
Accretion of Common Stock Subject to Redemption	-	-	-	(275,850)	(275,850)
Balance at September 30, 2023	6,546,900	$655	$-	$(11,549,771)	$(11,549,116)
Net income (loss)	-	-	-	(476,928)	(476,928)
Accretion of Common Stock Subject to Redemption	-	-	-	(1,245,070)	(1,245,070)
Excise tax liability	-	-	-	(6,906)	(6,906)
Balance at December 31, 2023	6,546,900	$655	$-	$(13,278,675)	$(13,278,020)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31，
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(485,243)	$(548,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(429,527)	(812,557)
Change in fair value of warrant liability	148,224	4,781
Changes in operating assets and liabilities:
Prepaid expenses	1,653	52,500
Accounts payable and accrued expenses	(8,718)	550,044
Income tax payable	95,031	138,814
Net cash used in operating activities	(678,580)	(614,986)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(182,000)	(1,028,109)
Cash withdrawn from trust account to pay franchise tax	-	100,925
Cash withdrawn from trust account in connection with redemption	-	690,615
Net cash used in investing activities	(182,000)	(236,569)

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	859,536	573,673
Proceeds from promissory note - related party	-	319,459
Advance from Sponsor	-	649,913
Redemption of common stock	-	(690,615)
Net cash provided by financing activities	859,536	852,430

Net Change in Cash	(1,044)	875
Cash - Beginning of period	1,044	302
Cash - End of period	$-	$1,177

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$366,496	$1,669,991

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

As of December 31, 2024, the Company had not commenced any operations. All activities for the period from January 15, 2021 (inception) through December 31, 2024, are related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of IMAQ approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws and effective for the fiscal year beginning April 1, 2022. The Company’s 2023 fiscal year began on April 1, 2022, and ended on March 31, 2023 (“Fiscal 2023”). The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company’s 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 (“Fiscal 2021”). There was no Fiscal 2022.

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

On December 30, 2024, IMAQ held an annual general meeting of stockholders (the “December 2024 Annual General Meeting”). As approved by its stockholders at the December 2024 Annual General Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 (the “Second Amended Combination Period”) provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account (the “Trust Amendment”) established in connection with the Company’s initial public offering. Stockholders also approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau) (the “Target Amendment Proposal”), and to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death (the “Director Proposal”). The term of the Class I directors will end at the Company’s annual meeting held in 2028.

In connection with the December 2024 Annual General Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share). As of December 31, 2024, the Company recorded an estimated liability of $7,919,296 payable to the redeemed public stockholders

If the Company is unable to complete a Business Combination within the Second Amended Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights and warrants, which will expire worthless if the Company fails to complete a Business Combination within the Second Amended Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Second Amended Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Annual Meetings

On February 13, 2024, the Company held its annual meeting of stockholders (the “February 2024 Annual Meeting”). At the Annual Meeting, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual general meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

On December 30, 2024, the Company held its annual meeting of stockholders (the “December 2024 Annual Meeting”). As approved by its stockholders at the Annual Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 (the “Second Amended Combination Period”) provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account (the “Trust Amendment”) established in connection with the Company’s initial public offering. Stockholders approved the Target Amendment Proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028.

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

As previously disclosed, stockholders at the January 2024 Special Meeting approved the January 2024 Charter Amendment to extend the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025. In connection with the Special Meeting, the Company’s stockholders elected to redeem an aggregate of 934,193 shares of common stock at a redemption price of approximately $11.43 per share.

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

On each of January 2, 2024, February 1, 2024, March 6, 2024, April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024, August 5, 2024, September 4, 2024, September 27, 2024, October 28, 2024 and November 27, 2024, the Company made a deposit of $20,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to January 2, 2025.

As previously disclosed, stockholders at the December 2024 Annual General Meeting approved the December 2024 Charter Amendment Proposal and Trust Amendment Proposal to extend the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027. In connection with the Annual General Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share). As of December 31, 2024, the Company recorded an estimated liability of $7,919,296 payable to the redeemed public stockholders.

On each of December 30, 2024 and January 24, 2025, the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to March 2, 2025.

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

Liquidity and Going Concern

As of December 31, 2024, the Company had cash of $0 and a working capital deficit of $15,328,537. Accumulated deficit balances were $14,936,774 and $13,993,133 as of December 31, 2024 and March 31, 2024, respectively. On January 31, 2024, February 27, 2024 and February 27, 2024, the Company issued three unsecured promissory notes, the January 2024 Promissory Note, the Promissory Note B and the Promissory Note C in the aggregate principal amount of up to $1,300,000, $530,00 and $470,000, respectively, to JC Unify. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Second Amended Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Second Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in August 2023, January 2024 and December 2024, the Company recorded $205,592 total excise tax liability (including estimated penalties of $12,506) as of December 31, 2024. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. As of December 31, 2024, the excise tax return for the calendar year 2023 has not been filed. The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected through March 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $0 and $1,044 and none in cash equivalents as of December 31, 2024 and March 31, 2024, respectively.

Investments Held in Trust Account

As of December 31, 2024, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $11,975,400 and $11,363,873 in Trust Account as of December 31, 2024 and March 31, 2024, respectively.

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

As of December 31, 2024, the shares of redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	10,926,852
Plus:
Remeasurement of carrying value to redemption value	366,496
Less:
Redemption	(7,919,296)
Common stock subject to possible redemption, December 31, 2024	$3,374,052

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

The Company’s effective tax rate was -14.42% (excluding tax penalties) and -14.52% for the three months ended December 31, 2024 and 2023, respectively, and -20.14% and -33.88% for the nine months ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the federal and state statutory rates of 21% and 9%, respectively, for the period ended December 31, 2024 and 2023, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2024.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $16,456 and $0 for interest and penalties as of December 31, 2024 and March 31, 2024, respectively. There were no unrecognized tax benefits for both fiscal periods. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Numerators:
Net loss	$(160,073)	$(476,928)	$(485,243)	$(548,568)

Denominators:
Basic and diluted weighted average shares outstanding	7,514,975	8,456,623	7,520,034	8,485,669
Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.06)	$(0.06)

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

The proceeds from the Private Units was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Second Amended Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Rights and Private Warrants.

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

As of December 31, 2024 and March 31, 2024, $2,445,000 was outstanding under all the promissory notes for both periods.

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

As of December 31, 2024 and March 31, 2024, total loans outstanding were $1,921,768 and $1,062,232, respectively.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of December 31, 2024 and March 31, 2024, the amount due to related party was $656,913 for both periods.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of December 31, 2024 and March 31, 2024, no amount was outstanding.

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

As of December 31, 2024 and March 31, 2024, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of December 31, 2024 and March 31, 2024.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of December 31, 2024 and March 31, 2024, the Company accrued $162,000 consulting fees.

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

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 as of December 31, 2024 and March 31, 2024.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of December 31, 2024 and March 31, 2024, a total amount of $232,978 (including $ 53,475 other legal fees) and $329,503 was outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of December 31, 2024 and March 31, 2024, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of December 31, 2024, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and March 31, 2024, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2024 and March 31, 2024, there were 6,546,900 shares of common stock issued and outstanding (excluding 289,694 and 975,530 shares of common stock subject to possible redemption, as of December 31, 2024 and March 31, 2024, respectively).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Second Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of December 31, 2024 and March 31, 2024, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$11,975,400	$11,975,400	$-	$-
Liabilities
Warrant liability - Private Warrants	$179,302	$-	$-	$179,302

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$11,363,873	$11,363,873	$-	$-
Liabilities
Warrant liability - Private Warrants	$31,079	$-	$-	$31,079

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial	As of December 31,	As of March 31,
	Measurement)	2024	2024
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$11.12	$11.30
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	2.90%	5.40%
Risk-free rate	0.88%	4.43%	5.03%
Fair value	$0.58	$0.23	$0.04

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	$462.202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	148,223
Fair value as of December 31, 2024	$179,302

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended December 31, 2024.

The Company recognized a loss of $148,224 and $4,781 related to a change in fair value of warrant liability for the nine months period ended December 31, 2024 and 2023, respectively, in the accompanying unaudited Statements of Operations.

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

On January 24, 2025, the Company made a deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from February 2, 2025 to March 2, 2025.

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

Recent Developments

Extension Payments

On January 2, 2024, February 1, 2024, March 6, 2024, April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024, August 5, 2024, September 4, 2024, September 27, 2024, October 28, 2024 and November 27, the Company made monthly deposits of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to January 2, 2025.

On December 30, 2024, and on January 24, 2025, the Company made a monthly deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to March 2, 2025.

December 2024 Annual General Meeting

On December 30, 2024, IMAQ held an annual general meeting of stockholders (the “December 2024 Annual General Meeting”). As approved by its stockholders at the December 2024 Annual General Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 (the “Second Amended Combination Period”) provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account (the “Trust Amendment”) established in connection with the Company’s initial public offering. Stockholders also approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau) (the “Target Amendment Proposal”), and to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death (the “Director Proposal”). The term of the Class I directors will end at our annual meeting held in 2028.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through December 31, 2024, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2024, we had a net loss of $160,073, which consisted of operating costs of $197,668, income tax provision of $39,540 and an increase in warrant liability of $54,987, offset by interest income on investments held in the trust account of $132,122. For the three months ended December 31, 2023, we had a net loss of $476,928, which consisted of operating costs of $731,550, income tax provision of $19,340 and an increase in warrant liability of $12,750, offset by interest income on investments held in the trust account of $286,712.

For the nine months ended December 31, 2024, we had a net loss of $485,243, which consisted of operating costs of $671,515, income tax provision of $95,031 and an increase in warrant liability of $148,224, offset by interest income on investments held in the trust account of $429,527. For the nine months ended December 31, 2023, we had a net loss of $548,568, which consisted of operating costs of $1,417,531, income tax provision of $138,814 and an increase in warrant liability of $4,781, offset by interest income on investments held in the trust account of $812,558.

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

As of December 31, 2024, the Company had cash of $0 and a working capital deficit of $15,328,537. Accumulated deficit balances were $14,936,774 and $13,993,133 as of December 31, 2024 and March 31, 2024, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by March 2, 2025 (or January 2, 2027, if it fully exercises its option to extend the date to consummate a business combination unless stockholders approve a further extension), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay its taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Second Amended Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Second Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of December 31, 2024 and March 31, 2024, $2,445,000 were outstanding under all the promissory notes.

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

As of December 31, 2024 and March 31, 2024, total loans outstanding were $1,921,768 and $1,062,232, respectively.

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees. As of December 31, 2024 and March 31, 2024, the amount due to related party was $656,913 for both periods.

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

On November 13, 2023, the Company entered into an agreement with Chardan, whereby Chardan agreed to receive, either in cash or in a number of shares of common stock of the post-Business Combination company at the Company’s discretion in accordance with the agreement and term sheet signed on November 13, 2023, as full and final satisfaction of all and any deferred underwriting fee owed to Chardan by the Company. The payment will be made concurrently with the closing of the Business Combination.

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of December 31, 2024 and March 31, 2024.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement till April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company. On November 9, 2023, the Company entered into an agreement with Ms. Agarwal, whereby Ms. Agarwal agreed receive 12,825 shares of common stock of the post-Business Combination company in accordance with the Consulting Agreement, in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of December 31, 2024 and March 31, 2024, the Company accrued $162,000 consulting fees.

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

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company, which was $23,147 accrued as of December 31, 2024 and March 31, 2024.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. On May 9, 2024, the Company repaid $150,000. As of December 31, 2024 and March 31, 2024, a total amount of $232,978 (including $53,475 in other legal fees) and $329,503 was outstanding and accrued, respectively.

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

On September 8, 2023, the Company entered into a subscription agreement (“Polar Subscription Agreement”) with Polar, whereby Polar agreed to fund up to $128,000 (the “Investor Capital Contribution”) to the Sponsor which in turn be loaned by the Sponsor to the SPAC, to cover working capital expenses. In consideration for the Investor Capital Contribution, the Company shall issue to Polar one share of Common Stock for each dollar of the Investor’s Capital Contribution (128,000 shares of common stock) at the closing of the Business Combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2024, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide Risk Factors in this Quarterly Report on Form 10-Q. However, in addition to the risk factors disclosed in our prospectus filed with the SEC on July 29, 2021, the Company had identified additional risk factors as disclosed in its Annual Report filed on Form 10-K for the fiscal year ended March 31, 2024 and in its Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2024. There has been no material change in the Risk Factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and the quarterly period ended September 30, 2024. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

International Media Acquisition Corp.

Date: February 14, 2025	By:	/s/ Shibasish Sarkar
Shibasish Sarkar
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)