Form 10-K
period 2025-03-31
International Media Acquisition Corp.
filed 2025-07-15
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40687

INTERNATIONAL MEDIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1627460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Brickell Avenue, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 786-432-7588

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, Par Value $0.0001 Per Share

Warrants to Purchase Shares of Common Stock

Rights to Receive Shares of Common Stock

Units, Consisting of One Share of Common Stock, One Warrant and One Right

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

As of September 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,466,705.

As of July 15, 2025, there were 6,836,594 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL MEDIA ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended March 31, 2025

i

CERTAIN TERMS

References to “the Company,” “IMAQ,” “our,” “us” or “we” refer to International Media Acquisition Corp., a blank check company incorporated in Delaware on January 15, 2021. References to our “Prior Sponsor” refer to Content Creation Media LLC, a Delaware limited liability company. References to our “Buyer” or “JC Unify” refer to JC Unify Capital (Holdings) Limited, a British Virgin Islands company. References to our “IPO” refer to the initial public offering of International Media Acquisition Corp., which closed on August 2, 2021.

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

If IMAQ does not consummate a business combination by August 2, 2025 (or until January 2, 2027 if we fully extend the date to consummate a business combination) to complete our initial business combination, then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend IMAQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated.

Initial Public Offering, Private Placement and Offering Proceeds Held in Trust

On August 2, 2021, IMAQ consummated the IPO of 20,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $200,000,000. Simultaneously with the consummation of the initial public offering, IMAQ consummated the sale of 714,400 units (the “Private Units”) in a private placement transaction with Content Creation Media LLC, IMAQ’s prior sponsor (“Prior Sponsor”), generating gross proceeds of $7,144,000.

On August 6, 2021, in connection with the underwriters’ exercise in full of their option to purchase up to 3,000,000 additional Public Units to cover over-allotments, we consummated the sale of an additional 3,000,000 Units, at $10.00 per Public Unit, generating gross proceeds of $30,000,000. Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional 82,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to the Prior Sponsor, generating gross proceeds of $825,000.The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

On July 26, 2022, the extension payment of $350,000 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022. On October 28, 2022, a second extension payment of $350,000 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the November 2, 2022, deadline to February 2, 2023.

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

On February 3, 2023, the third extension payment of $385,541 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the February 2, 2023, deadline to May 2, 2023.

On June 1, 2023, a fourth partial extension payment of $128,513 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On June 23, 2023, the fifth partial extension payment of $128,513 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On July 11, 2023, the sixth partial extension payment of $128,513 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023. On July 31, 2023, IMAQ held a special meeting of stockholders (the “July 2023 Special Meeting”). As approved by its stockholders at the July 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2023 Charter Amendment”) which became effective upon filing. The July 2023 Charter Amendment changed the date by which IMAQ must consummate a business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering.  In connection with the stockholders’ vote at the July 2023 Special Meeting, 63,395 shares of common stock were tendered for redemption. On July 31, 2023, following the stockholder approval, the Company filed the July 2023 Charter Amendment with the Secretary of State of the State of Delaware.

The Prior Sponsor has made the monthly deposit into the Trust Account of $128,513 for the monthly extension, from August 2, 2023 until January 2, 2024.

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

On February 13, 2024, the Company held its annual meeting of stockholders (the “February 2024 Annual Meeting”). At the February 2024 Annual Meeting, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

On December 30, 2024, IMAQ held an annual meeting of stockholders (the “December 2024 Annual Meeting”). As approved by its stockholders at the Annual Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 (the “Second Amended Combination Period”) provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account (the “Trust Amendment”) established in connection with the Company’s initial public offering. Stockholders approved the Target Amendment Proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028. In connection with the December 2024 Annual Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share). At December 31, 2024, the Company recorded an estimated liability of $7,919,296 payable to the redeemed public stockholders. The outstanding liability was subsequently paid on February 10, 2025.

On each of December 30, 2024, January 24, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, and June 26, 2025 the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to August 2, 2025.

Termination of Proposed Business Combination with Risee Entertainment Holdings Private Limited

On October 22, 2022, the Company entered into a Stock Purchase Agreement (the “Prior SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Risee”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Prior Target Company”). Pursuant to the terms of the Prior SPA, a business combination between the Company and the Prior Target Company will be effected by the acquisition of 100% of the issued and outstanding share capital of the Prior Target Company from Risee in a series of transactions (collectively, the “Stock Acquisition”). The aggregate purchase price for the shares of the Prior Target Company under the Prior SPA is $102,000,000, and in addition, the Company also agreed to make a primary investment into the Prior Target Company in the amount of $38,000,000, which will be used solely for the purposes of repayment of inter-company loans aggregating to $38,000,000 as existing on the books of the Prior Target Company at the initial closing of the Stock Acquisition.

Pursuant to Section 12.1(a) of the Prior SPA, wherein in the event of the Initial Closing (as defined in the Prior SPA) has not occurred by the Outside Closing Date (as defined in the Prior SPA) either Risee or the Prior Target Company or the Company has the right to terminate the Prior SPA. Risee terminated the Prior SPA with immediate effect, and the Prior Target Company and the Company acknowledged and accepted the termination letter dated October 25, 2023 received by the Company on October 26, 2023, without any liability to any of the parties involved.

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a Merger Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (the “VCI Target Company”), and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB” and together with VCI Target Company, the “Target Group”), pursuant to which (a) IMAQ will form International Media Mini Acquisition Corp, a British Virgin Islands business company, as its wholly owned subsidiary (“Purchaser”), (b) IMAQ will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser as the surviving entity (the “Redomestication Merger Surviving Corporation”), (c) following the Redomestication Merger, the Redomestication Merger Surviving Corporation will purchase 100% of the issued and outstanding shares of the VCI Target Company and (d) following the completion of the Securities Purchase Agreement (as defined below), the VCI Target Company shall become a direct wholly owned subsidiary of the Redomestication Merger Surviving Corporation (collectively, the “VCI Business Combination”). Following the VCI Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid is an aggregate of $1,000,000,000 divided by $10.00, consisting of 90,000,000 Redomestication Merger Surviving Corporation Class A Ordinary Shares and 10,000,000 Redomestication Merger Surviving Corporation Class B Ordinary Shares (the “Closing Payment Shares”).

Upon its formation, the Purchaser shall sign a joinder agreement, agreeing to be bound by the Merger Agreement as if the Purchaser were a party thereto on the date of its signing.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Voting and Support Agreements

Concurrently with the execution of the Merger Agreement, IMAQ, VCI Target Company, VNB and a shareholder of the VCI Target Company (the “Supporting Shareholder”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which the Supporting Shareholder has agreed, among other things, to vote in favor of the share purchase, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company and Purchaser or the VCI Target Company for consummation of the share purchase and the other transactions contemplated by the Merger Agreement.

In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the VCI Target Company owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the closing of the share purchase, (b) the termination of the Merger Agreement, and (c) written agreement of the applicable Support Agreement and the Company and Purchaser.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Merger Agreement, IMAQ and certain principal shareholders (the “Principal Shareholders”) of VNB and the VCI Target Company entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the the Company and Purchaser that the representations and warranties contained in Article IV of the Merger Agreement (Representations and Warranties of the Company Group) is true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

The foregoing description of the RW Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the RW Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Equity Line Of Credit Agreement

On April 20, 2025, the Company entered into a Common Stock Purchase Agreement (the “Equity Line Agreement”) with White Lion Capital LLC, a Nevada limited liability company (“Investor”). Under the terms of the Equity Line Agreement, the Company has the right, but not the obligation, to require the Investor to purchase shares of the Company’s common stock up to $300,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, with an option for the Company to increase this amount to $500,000,000 (the “Commitment Amount”), subject to certain limitations and conditions set forth in the Equity Line Agreement. Capitalized terms used but not otherwise defined herein shall have the meaning given to such terms by the Equity Line Agreement.

In connection with the consummation of the transactions contemplated by a business combination agreement (the “Closing”), the Company will form the Purchaser. Upon Purchaser’s formation, the Company will assign the Equity Line Agreement to Purchaser and Purchaser shall be deemed to be the Company as if it were the original signatory to the Equity Line Agreement.

Pursuant to terms of the Equity Line Agreement, the Company is required to use its commercially reasonable efforts to file with the SEC a registration statement covering the shares to be acquired by the Investor within thirty (30) days following the closing of the VCI Business Combination.

Subject to satisfaction of the conditions to drawdown which include the requirement that the Purchaser have an effective registration statement for the shares, the Company’s right to drawdown from the Equity Line will commence on the first trading day following the Closing and ending on the earlier of (i) the date on which the Investor shall have purchased an aggregate number of Purchase Notice Shares (as defined in Equity Line Agreement) pursuant to the Equity Line Agreement equal to the Commitment Amount or (ii) 36 months following the first trading day upon the Closing with an option to increase to 60 months at the Company’s sole discretion following $100,000,000 in gross investment by the Investor (the “Commitment Period”), in each case subject to the terms and conditions set forth in the Equity Line Agreement.

During the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver written purchase notices (each a “Regular Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of any such notice, the “Regular Purchase Notice Date”). The Investor’s purchase price will be the lower of (i) the closing price of the Company’s common Stock prior to the receipt of the applicable Regular Purchase Notice or (ii) the product of (a) the lowest daily volume-weighted average price of the Company’s common stock during the two (2) consecutive business days commencing on and including the Regular Purchase Notice Date and (b) ninety-eight percent (98%). Investor’s committed obligation under each Regular Purchase Notice shall not exceed $5,000,000 and the number of share sold pursuant to the Regular Purchase Notice may not exceed the lesser of (i) 40% of the previous 5-days’ Average Daily Trading Volume immediately preceding receipt of the Regular Purchase Notice or (ii)$5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five (5) Business Days immediately preceding the receipt of the Regular Purchase Notice (the “Regular Purchase Limit”). Notwithstanding the foregoing, Investor may waive the Regular Purchase Limit at any time to allow the Investor to purchase additional shares under a Regular Purchase Notice.

In addition, during the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver a written rapid purchase notice (the “Rapid Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of such notice, the “Rapid Purchase Notice Date”). The Investor’s rapid purchase price will be 98% of the lowest traded price of the Company’s common stock one (1) hour following the confirmation of the receipt of the Rapid Purchase Notice by the Investor.

The Investor’s committed obligation under the Rapid Purchase Notice shall not exceed $5,000,000, and the number of shares sold pursuant to the Rapid Purchase Notice may not exceed $5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five Business Days immediately preceding receipt of the subject Purchase Notice. Notwithstanding the foregoing, Investor may waive the Rapid Purchase Notice Limit at any time to allow the Investor to purchase additional shares under a Rapid Purchase Notice.

The Company is not entitled to draw on the Equity Line Agreement unless each of the following additional conditions is satisfied: (i) a registration statement is and remains effective for the resale of securities in connection with the Equity Line Agreement; (ii) each of the Company’ representations and warranties set forth in the Equity Line Agreement is true and correct (subject to qualifications as to materiality set forth therein) as of such time; (iii) the Company shall have complied with its obligations in all material respects; (iv) no statute, rule, regulation, executive order, decree, ruling, or injunction shall have been enacted, entered, promulgated, or adopted by any court or governmental authority that prohibits or directly and materially adversely affects any of the transactions contemplated by the Equity Line Agreement, and no proceeding shall have been commenced that may have the effect of prohibiting or materially adversely affecting any of the transactions contemplated by the Equity Line Agreement; (v) since the date of filing of the Company’s most recent annual report or quarterly report filed pursuant to the Exchange Act, no event that had or is reasonably likely to have a Material Adverse Effect has occurred; (vi) the trading of the Company’s common stock shall not have been suspended by the SEC or the Principal Market, or otherwise halted for any reason; (vii) the number of Purchase Notice Shares purchased by Investor is limited to the beneficial ownership limitation, which is 4.99% of outstanding shares, or up to 9.99% with 61 days’ notice; (viii) the Company shall be free from any “stock promotion” flag; (ix) the Company shall have no knowledge of any event more likely than not to have the effect of causing the effectiveness of the registration statement to be suspended or any prospectus or prospectus supplement failing to meet the requirement of Sections 5(b) or 10 of the Securities Act; (x) the issuance of the Purchase Notice Shares shall not violate the shareholder approval requirements of the Principal Market; (xi) the Company’s common Stock must be DWAC Eligible and not subject to a “DTC chill”; (xii) all reports, schedules, registrations, forms, statements, information and other documents required to have been filed by us with the SEC pursuant to the reporting requirements of the Exchange Act of 1934 shall have been filed with the SEC within the applicable time periods prescribed for such filings; (xiii) the Exchange Cap has not been reached; (xiv) the irrevocable transfer agent instructions shall have been delivered by the Company to, and acknowledged in writing by, the transfer agent of the Company; and (xv) certain other conditions as set forth in the Equity Line Agreement.

In consideration of the Investor’s execution and delivery of the Equity Line Agreement, the Company shall cause the Transfer Agent to issue common stock equal to $1,000,000 divided by the closing price of the Company’s Common stock on the earlier of (i) the Business Day prior to the effectiveness of the Registration Statement and (ii) the Business Day prior to the date that the Investor delivers a written request to the Company for the Commitment Shares (provided that such request cannot be within 180 days following the Closing). For the avoidance of doubt, all of the Commitment Shares shall only be fully earned upon a successful Closing with VCI Target Company and the issuance of the Commitment Shares is contingent upon the Closing with VCI Target Company.

The foregoing description of the Equity Line Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Equity Line Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Securities Purchase Agreement

On November 10, 2023, the Company entered into a Securities Purchase Agreement with the Buyer, the Prior Sponsor, and Shibasish Sarkar, (“Seller”, together with the Prior Sponsor the “Sellers”), and as amended on January 31, 2024 (the “Securities Purchase Agreement”), pursuant to which the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 Founder Shares and 657,675 private placement units of the Company, which represents 76% of the total Company Securities (as defined in the Securities Purchase Agreement) owned by the Prior Sponsor for an aggregate purchase price of $1.00.

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the “First Amendment”) with the Prior Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Prior Sponsor,  (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of IMAQ, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, IMAQ shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan Capital Markets LLC (the “Chardan”), $50,000 shall be rebated via wire transfer from the Chardan to the Prior Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of IMAQ prior to the signing of the Securities Purchase Agreement (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

 Lock-Up Agreements

On March 11, 2025, in connection with the closing of the Securities Purchase Agreement, the Company entered into lock-up agreements with the Prior Sponsor and Ontogeny Capital LTD (“Ontogeny”, and together with the Prior Sponsor, the “Locked-up Parties”), respectively, pursuant to which the Locked-up Parties agree, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any shares of common stock of IMAQ, any shares of common stock of IMAQ received or issuable upon settlement of restricted share units or the exercise of options or warrants to purchase any shares of common stock of IMAQ, or any securities convertible into or exercisable or exchangeable for any shares of common stock of IMAQ, in each case, held by, or beneficially owned by, the Locked-up Parties immediately after the closing of the Business Combination, for a period of 12-month after the closing of the Business Combination (the “Lock-Up Agreements”).

The foregoing description of the Lock-Up Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreements, copies of which are filed as Exhibit 10.5 and Exhibit 10.6, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Joinder Agreement

In connection with its IPO, the Company entered into a Stock Escrow Agreement on July 28, 2021 (the “Stock Escrow Agreement”), with Continental Stock Transfer & Trust Company (the “Escrow Agent”) and the Initial Stockholders (as defined in the Stock Escrow Agreement) of the Company.

On March 11, 2025, the Buyer entered into a joinder agreement (the “Joinder Agreement”) with IMAQ and the Escrow Agent, pursuant to which the Buyer agreed to be deemed a party to the Stock Escrow Agreement, to be bound by, and to comply with the Stock Escrow Agreement as an Initial Stockholder in the same manner as if it was an original signatory to the Stock Escrow Agreement.

The foregoing description of the Joinder Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Joinder Agreement, copies of which are filed as Exhibit 10.7, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Termination of Indemnity Agreements

Pursuant to Section 1.05(b) of the SPA, wherein the Seller must deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi as a buyer closing condition, the Company has entered into termination agreements with each of Shibasish Sarkar and Vishwas Joshi dated as of March 11, 2025 (the “Termination of Indemnity Agreements”).

The foregoing description of the Termination of Indemnity Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Termination of Indemnity Agreements, copies of which are filed as Exhibit 10.8 and Exhibit 10.9, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

VCI Loan Agreement

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to the Target Group to be used by the Target Group exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Lender.

The VCI Loan bears no interest and the Target Group shall repay the principal amount of the VCI Loan within thirty (30) days of the earlier of: (i) the termination of the Merger Agreement, except where such termination shall have resulted from material breach by the Company of the Merger Agreement, then the VCI Loan shall be waived, (ii) the date on which the parties determine that the parties will not be able to consummate the Transaction. VCI Target Company and VNB will be jointly and severally liable for the repayment of the principal amount of the VCI Loan. Upon a successful consummation of the Transaction, the VCI Loan repayment may be waived at the option of the Target Group.

The foregoing description of the VCI Loan Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the VCI Loan Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Amendments to Promissory Notes – Related Party

IMAQ issued four unsecured promissory notes to the Prior Sponsor, dated as of January 14, 2022, and as amended on March 29, 2022 (the “Amended Post-IPO Promissory Note”), dated as of August 10, 2022 (the “August 2022 Promissory Note”), November 18, 2022 (the “November 2022 Promissory Note”), and February 14, 2023 (the “February 2023 Promissory Note”, together with Amended Post-IPO Promissory Note, August 2022 Promissory Note and November 2022 Promissory Note, the “CCM Prior Notes”).

On March 11, 2025, the Company entered into four amendments to the CCM Prior Notes, the amendment to the Amended Post-IPO Promissory Note (the “Second Amended Post-IPO Note”), the amendment to the August 2022 Promissory Note (the “Amended August 2022 Note”), the amendment to November 2022 Promissory Note (the “Amended November 2022 Note”), and the amendment to February 2023 Promissory Note (the “Amended February 2023 Note”, together with the Second Amended Post-IPO Note, the Amended August 2022 Note and the Amended November 2022 Note, the “Amendments to the CCM Promissory Notes”) with the Sponsor. Pursuant to the Amendments to the CCM Promissory Notes, the Prior Sponsor shall receive 75,000, 89,500, 30,000 and 12,156 Shares of Common Stock pursuant to the Second Amended Post-IPO Note, Amended August 2022 Note, Amended November 2022 Note and Amended February 2023 Note, respectively, which equals to an aggregate of 206,656 Shares of Common Stock after the date on which the Company consummates a Business Combination as final and full settlement of all outstanding amounts owed under the CCM Prior Notes issued to the Prior Sponsor by the Company, which shall be subject to a 12-month lock-up as described in the Lock-Up Agreement dated March 11, 2025.

The foregoing description of the Amendments to the CCM Promissory Notes does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendments to the CCM Promissory Notes, copies of which are filed as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, and Exhibit 10.4, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Issuance of Promissory Note – JC Unify

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

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $530,000 (the “Promissory Note B”) to Buyer. Pursuant to Promissory Note B, the Buyer agreed to loan to the Company an aggregate amount of up to $530,000. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note B is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to Buyer. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest.

On March 28, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $600,000 (the “Promissory Note D”) to Buyer. Pursuant to Promissory Note D, the Buyer agreed to loan to the Company an aggregate amount of up to $600,000. The Promissory Note D shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note D is convertible into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Promissory Note D Conversion Securities”), with no fractional Promissory Note D Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note D does not bear interest.

Amendments to Promissory Notes – JC Unify

On June 28, 2024, the Company entered into amendments to the January 2024 Promissory Note, Promissory Note B and Promissory Note C (the January 2024 Promissory Note, Promissory Note B and Promissory Note C are collectively referred to as the “JC Unify Prior Notes”) with Buyer (the “Amendments to the JC Unify Prior Notes”). Pursuant to the Amendments to the JC Unify Prior Notes, Buyer has the right to convert the JC Unify Prior Notes into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “JC Unify Prior Notes Conversion Securities”), with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

Issuance of Promissory Note – Wei-Hua Chang

On April 20, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $3,000,000 (the “Promissory Note E”) to Wei-Hua Chang (the “Promissory Note E Lender”). Pursuant to Promissory Note E, the Promissory Note E Lender agreed to loan to the Company an aggregate amount of up to $3,000,000. The Promissory Note E shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note E is convertible into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Promissory Note E Conversion Securities”), with no fractional Promissory Note E Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note E does not bear interest.

The foregoing description of Promissory Note E does not purport to be complete and is qualified in its entirety by the terms and conditions of the Promissory Note E, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Departure of Director or Certain Officers

On December 12, 2023, Paul F. Pelosi Jr. notified the Company that he is resigning from the Board of Directors (the “Board”) of the Company effective immediately. Mr. Pelosi Jr.’s resignation is pursuant to the execution of a Securities Purchase Agreement dated as of November 10, 2023 entered into between the Buyer, the Prior Sponsor, the Company and Shibasish Sarkar, and it was not as a result of any disagreement with the Company or the Board. Effective upon Mr. Pelosi’s resignation as a Director, the size of the Company’s Board was reduced from seven to six Directors.

On December 17, 2023, David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi notified the Company that they are resigning from the Board of the Company effective immediately. The resignation of David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi is pursuant to the execution of a Securities Purchase Agreement dated as of November 10, 2023 entered into between the Buyer, the Prior Sponsor, the Company and Shibasish Sarkar, it was not as a result of any disagreement with the Company or the Board. Effective upon the resignation of David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi Directors, the size of the Company’s Board was reduced from six to two Directors. David M. Taghioff, Klaas P. Baks, and Suresh Ramamurthi were members of the Company’s Compensation Committee and David M. Taghioff, Deepak Nayar, Klaas P. Baks, and Suresh Ramamurthi were members of the Company’s Audit Committee.

On February 13, 2024, the Company held the 2024 February Annual Meeting. At the 2024 February Annual Meeting, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual general meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

On February 27, 2024, the Company received the resignation of Mr. Sanjay Wadhwa as Director of the Company. Mr. Wadhwa’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective upon Mr. Sanjay’s resignation as a Director, the size of the Company’s Board was reduced from seven to six Directors.

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

On August 6, 2024, the Company received the resignation of Mr. Yao Chin Chen as Director of the Company. Mr. Chen’s resignation was not the result of any disagreement with the Company. Effective upon Mr. Chen’s resignation as a Director, the size of the Company’s Board was reduced to four Directors.

On March 11, 2025, the Company received the resignation of Mr. Shibasish Sarkar as the Chief Executive Officer and as Class I director of the Company’s board of directors effective immediately. Mr. Sarkar’s resignation was not the result of any disagreement with the Company or the Board. Mr. Sarkar was the Chairman of the Board and the principal accounting and financial officer.

The Board of the Company appointed Ms. Yu-Fang Chiu to serve as Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, to fill in the vacancy created by the resignation of Mr. Shibasish Sarkar with effect from March 11, 2025 until the Company’s annual meeting to be held in 2028 and until her successor is duly elected and qualified or until her earlier death, resignation or removal.

Sources of Potential Business Combination Targets

We anticipate completing the VCI Business Combination. In the event, however, we do not complete the VCI Business Combination, we believe that the operational and transactional experience of our management team and their respective affiliates and related entities and the relationships they have developed as a result of such experience, will provide us with a number of potential alternative business combination targets. We believe that these networks of relationships and this experience will provide us with important sources of opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of the VCI Business Combination or any other potential business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. Our ability to consummate the VCI Business Combination or any alternative business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected by factors beyond our control.

Other Acquisition Considerations

If we do not complete the VCI Business Combination, we are not prohibited from pursuing an alternative initial business combination with a business combination target that is affiliated with our Prior Sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated with our Prior Sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our Prior Sponsor, officers, and directors have agreed that we will have until August 2, 2025 (or until January 2, 2027 if we fully extend the date to consummate a business combination) to complete our initial business combination (the “Combination Period”). If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights or private placement warrants. The warrants and rights will expire worthless if we fail to complete our initial business combination within the Combination Period.

Unless we complete our initial business combination with a company that is affiliated with our Prior Sponsor, officers or directors (or their respective affiliates or related entities), we or a committee of independent directors, are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our execution of a merger agreement in connection with an initial business combination and (2) August 2, 2025 (or January 2, 2027, if we fully extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Our Prior Sponsor, Buyer, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us, and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

Redemption Rights for Holders of the Public Shares

The Company will provide the holders (the “public stockholders”) of the shares of common stock included in the Units sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income and other tax obligations owed by IMAQ). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”).

Automatic Dissolution and Subsequent Liquidation of the Trust Account if No Business Combination

If IMAQ does not consummate the Business Combination and fails to consummate an initial business combination by August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend and restate IMAQ’s certificate of incorporation to extend the date by which the Company has to consummate a business combination. As a result, this has the same effect as if IMAQ had formally gone through a voluntary liquidation procedure under Delaware law. Accordingly, no vote would be required from the IMAQ stockholders to commence such a voluntary winding up, dissolution and liquidation. If IMAQ is unable to consummate the Business Combination within the Combination Period, it will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Prior Sponsor has agreed not to propose, or vote in favor, of an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination by August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. In the event of its dissolution and liquidation, the IMAQ warrants and rights will expire and will be worthless.

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

Although IMAQ will seek to have all vendors, service providers, prospective target businesses or other entities with which IMAQ does business execute agreements with it waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of IMAQ’s public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against IMAQ’s assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, IMAQ’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be more beneficial to it than the alternative.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with IMAQ and will not seek recourse against the trust account for any reason. The Prior Sponsor had agreed that it will be liable to IMAQ if and to the extent any claims by a third party for services rendered or products sold to IMAQ, or a prospective target business with which IMAQ has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay income and other tax obligations owed by IMAQ, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under IMAQ’s indemnity of the underwriters of IMAQ’s initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Prior Sponsor will not be responsible to the extent of any liability for such third party claims. IMAQ has not independently verified whether the Prior Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Prior Sponsor’s only assets are securities of IMAQ. IMAQ has not asked the Prior Sponsor to reserve for such indemnification obligations. Therefore, IMAQ cannot guarantee that the Prior Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for IMAQ’s initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, IMAQ may not be able to complete its initial business combination, and IMAQ’s stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of IMAQ’s officers will indemnify IMAQ for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay income and other tax obligations owed by IMAQ, and the Prior Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, IMAQ’s independent directors would determine whether to take legal action against the Prior Sponsor to enforce its indemnification obligations. While IMAQ expects that its independent directors would take legal action on its behalf against the Prior Sponsor to enforce its indemnification obligations to IMAQ, it is possible that IMAQ’s independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. IMAQ has not asked the Prior Sponsor to reserve for such indemnification obligations and IMAQ cannot guarantee that the Prior Sponsor would be able to satisfy those obligations. Accordingly, IMAQ cannot guarantee that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of IMAQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event IMAQ does not complete its business combination by August 2, 2025 (unless extended) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of IMAQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event IMAQ does not complete its business combination by August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If IMAQ is unable to complete its business combination by August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), IMAQ will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As such, IMAQ’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of such date.

Because IMAQ does not comply with Section 280, Section 281(b) of the DGCL requires IMAQ to adopt a plan, based on facts known to IMAQ at such time that will provide for its payment of all existing and pending claims or claims that may be potentially brought against it within the subsequent 10 years. However, because IMAQ is a blank check company, rather than an operating company, and its operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from its vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. Pursuant to the obligation contained in IMAQ’s underwriting agreement dated July 28, 2021, IMAQ required that all vendors, service providers, prospective target businesses or other entities with which it does business execute agreements with it waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against IMAQ are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, the Prior Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay income and other tax obligations owed by IMAQ, and will not be liable as to any claims under IMAQ’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Prior Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

IMAQ’s public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of its public shares if IMAQ does not complete its business combination by August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to its amended and restated certificate of incorporation to modify the substance or timing of its obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if IMAQ has not consummated an initial business combination by August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), or (b) completion of an initial business combination, and then only in connection with those public shares that such stockholder properly) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) IMAQ’s elected to redeem, subject to the limitations described in the final prospectus IMAQ filed with the SEC on July 29, 2021. In no other circumstances will a stockholder has any right or interest of any kind to or in the trust account.

Each of IMAQ’s initial stockholders has agreed to waive its rights to participate in any liquidation of the Trust Account or other assets with respect to any shares of IMAQ common stock they hold.

PCAOB Developments

We are a blank check company incorporated under the laws of the State of Delaware with our office located in Miami. Our auditor, Mercurius & Associates LLP (“Mercurius”), headquartered in New Delhi, India, is an independent registered public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and is subject to laws in the United States in relation to PCAOB’s applicable professional standards.

The VCI Target Company is located in Vietnam. However, if we were to pursue an alternative business combination with an entity with its principal business operations in China (including Hong Kong and Macau) (a “China-based target”), we may be subject to Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 (the “HFCAA”) and related regulations if we pursue an opportunity with a foreign company. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to the AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two years. For instance, the HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws.

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

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

Enforceability of Civil Liability

All of our directors and officers are located outside of the United States. Further, it is uncertain if any officers and directors of the post-combination entity will be located inside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers (prior to or after the business combination) or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

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

As more fully discussed in “Conflict of Interest,” all of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations. As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of a merger agreement in connection with an initial business combination and (2) August 2, 2025 (or January 2, 2027, if we exercise the option to extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

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

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our execution of a merger agreement in connection with an initial business combination and (2) August 2, 2025 (or January 2, 2027, if we exercise the option to extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Competition

In identifying, evaluating and selecting a target business, we encountered intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Employees

IMAQ currently has one officer, Yu-Fang Chiu, who serves as the Chief Executive Officer and Chief Financial Officer. The officer is not obligated to devote any specific number of hours to IMAQ’s matters. The amount of time the officer will devote to IMAQ in any time period will vary based on whether a target business has been selected and the stage of the Business Combination process IMAQ is in. IMAQ does not have any other employees.

Facilities

IMAQ’s executive offices are located at 1221 Brickell Avenue, Miami, FL and its telephone number is 786-432-7588. IMAQ considers its current office space adequate for its current operations.

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

We may undertake our Business Combination with an entity or business which is based in a foreign country and the laws and regulations of such foreign countries may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

In November 2020, the SEC Staff issued guidance regarding certain risks and considerations that should be considered by investors regarding foreign entities, specifically the limited ability of U.S. investors and regulatory agencies to rely upon or obtain information from foreign based entities, specifically China based entities, under the laws and regulations of such foreign countries. As stated by the SEC Staff, “Although China-based Issuers that access the U.S. public capital markets generally have the same disclosure obligations and legal responsibilities as other non-U.S. issuers, the Commission’s ability to promote and enforce high-quality disclosure standards for China-based Issuers may be materially limited. As a result, there is substantially greater risk that their disclosures may be incomplete or misleading. In addition, in the event of investor harm, investors generally will have substantially less access to recourse, in comparison to U.S. domestic companies and foreign issuers in other jurisdictions.” Among other potential issues and risks cited by the SEC Staff, the SEC Staff identified restrictions in China which restricted the PCAOB’s ability to inspect audit work and practices of PCAOB-registered public accounting firms in China and on the PCAOB’s ability to inspect audit work with respect to China-based issuer audits by PCAOB-registered public accounting firms in Hong Kong.

Further, current laws and regulations in China as well as other potential target countries, can limit or restrict investigations and similar activities by U.S. regulatory agencies such as the SEC to gather information regarding the securities and other activities of issuers based in the foreign countries where such laws or regulations exist. According to Article 177 of the newly amended PRC Securities Law which became effective in March 2020 (the “Article 177”), the securities regulatory authority of the PRC State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not allowed to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. Investors should be aware that the U.S. Holding Foreign Companies Accountable Act, which requires that the PCAOB be permitted to inspect an issuer’s public accounting firm within three years, may result in the delisting of the operating company in the future if the PCAOB is unable to inspect the firm.

We have entered into a merger agreement with the Target Group, a Vietnamese ethanol production company, and are currently in the process of finalizing the business combination. It is important to note that we may pursue any potential target businesses in foreign jurisdictions, including entities based in China, if the merger with the Target Group is terminated. Investors should be aware of risks related to the ability to obtain information and conduct investigations and be afforded protections by U.S. based agencies such as the SEC related to the business combination with the Target Group or any other target business in a foreign country, and consider such risks prior to investing in our securities.

If the PRC government deems that the contractual arrangements in relation to a potential China-based Target, and the VIE, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

We are a company with no operations of our own. Although we have not (nor has anyone on our behalf), directly or indirectly, had any substantive discussions, formal or otherwise, with respect to a transaction with a China-based target, our initial business combination target company may include a China-based target which might require a VIE structure. The China-based Target, through contractual arrangements, exercises effective control over the operating activities that most impact the economic performance, bears the risks of, and enjoys the rewards normally associated with ownership of the entity.

As a result, through such contractual arrangements with the VIE and its shareholders, we may become the primary beneficiary of the VIE, and, therefore, may consolidate the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP or IFRS. In that case, following the consummation of a business combination with a China-based Target, our securities would be securities of an offshore holding company instead of shares of the VIE in China.

We would rely on WFOE’s contractual arrangements with the VIE and its shareholders to operate the business. These contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE. Under the contractual arrangements, as a legal matter, if the VIE or any of its shareholders executing the VIE Agreements fails to perform its, his or her respective obligations under the contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of a VIE were to refuse to transfer their equity interests in such VIE to us or our designated persons when we exercise the purchase option pursuant to the contractual arrangements, we may have to take a legal action to compel them to fulfil their contractual obligations.

If (i) the applicable PRC authorities invalidate the contractual arrangements for violation of PRC laws, rules and regulations, (ii) any VIE or its shareholders terminate the contractual arrangements, (iii) any VIE or its shareholders fail to perform its/his/her obligations under the contractual arrangements, or (iv) if these regulations change or are interpreted differently in the future, the PRC target company’s business operations in China would be materially and adversely affected, and the value of your securities would substantially decrease or even become worthless. Further, if we fail to renew the contractual arrangements upon their expiration, we would not be able to continue the business operations unless the then current PRC law allows us to directly operate businesses in China.

In addition, if any VIE or all or part of its assets would become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the variable interest entities undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

All of the contractual arrangements will be governed by PRC law and provided for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. In the event we are unable to enforce the contractual arrangements, we may not be able to exercise effective control over our China-based Target’s operating entities that most impact the economic performance, bears the risks of, and enjoys the rewards for the purpose of consolidating the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP or IFRS (as discussed above) and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

Although based on industry practices, VIE contractual arrangements among WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect, however, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the accepted industry practices with respect to VIE contractual arrangements. In addition, it is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our potential corporate structure and contractual arrangements are deemed by the Ministry of Industry and Information Technology, or MIIT, or the Ministry of Commerce, or MOFCOM, or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of the consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to the China-based Target’s business. Furthermore, if we consummate a business combination with a China-based Target, and we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of WFOE or the VIE;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among WFOE, the VIE and its subsidiaries;

●	imposing fines, confiscating the income from WFOE, the VIE or its subsidiaries, or imposing other requirements with which we or the VIE may not be able to comply;

●	placing restrictions on the VIE’s right to collect revenues;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect our ability to consolidate, exercises effective control over the operating activities that most impact the economic performance, bears the risks of, or enjoys the rewards normally associated with ownership of the entity; or

●	taking other regulatory or enforcement actions against us that could be harmful to our business

The imposition of any of these penalties will result in a material and adverse effect on our potential ability to conduct the business. In addition, it is unclear what impact the PRC government actions will have on us and on our ability to consolidate the financial results of the VIE in our consolidated financial statements, if the PRC government authorities were to find our potential corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the VIE or our right to receive substantially all the economic benefits and residual returns from the VIE and we are not able to restructure our ownership structure and operations in a timely and satisfactory manner, we will no longer be able to consolidate the financial results of the VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, it will have a material adverse effect on our financial condition, results of operations and our securities post business combination may decline in value or be worthless.

The VIE Agreements under a VIE structure may not be as effective as direct ownership in respect of the relationship of the post-combination entity with the VIE, and thus, the post-combination entity may incur substantial costs to enforce the terms of the VIE Agreements, which the post-combination entity may not be able to enforce at all.

The VIE Agreements may not be as effective as direct ownership in respect of the relationship of the post-combination entity with the VIE. For example, the VIE and its shareholders could breach the VIE Agreements by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to the interests of the post-combination entity. If the post-combination entity had direct ownership of the VIE, the post-combination entity would be able to exercise its rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the VIE Agreements, the post-combination entity rely on the performance by the VIE and its shareholders of their obligations under the contracts to consolidate the financial results of the VIE as primary beneficiary. The shareholders of the VIE may not act in the best interests of the post-combination entity or may not perform their obligations under these VIE Agreements. Such risks exist throughout the period in which the post-combination entity intends to consolidate the financial results of the VIE through the VIE Agreements.

If the VIE or its shareholders fail to perform their respective obligations under the VIE Agreements, the post-combination entity may have to incur substantial costs and expend additional resources to enforce such VIE Agreements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to the post-combination entity or its designee if the post-combination entity exercises the purchase option pursuant to the VIE Agreements, or if they otherwise act in bad faith toward the post-combination entity, then the post-combination entity may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, the post-combination entity’s ability to foreclose the share pledge according to the VIE Agreements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair the post-combination entity’s relationship with the VIE, the post-combination entity’s ability to consolidate the financial results of the VIE as primary beneficiary would be affected, which would in turn result in a material and adverse effect on the business, operations and financial condition.

If we effect our initial business combination with a company with a VIE structure, any failure by the VIE or its shareholders to perform their obligations under the VIE Agreements would have a material and adverse effect on the post-combination entity’s business.

In cases where we effect an initial business combination with a company with a VIE structure, the shareholders of the VIE are referred as its nominee shareholders because although they remain the holders of equity interests on record in the VIE, pursuant to the terms of the relevant power of attorney, such shareholders have irrevocably authorized the individual appointed by the WFOE to exercise their rights as a shareholder of the relevant VIE. If the VIE, or its shareholders fail to perform their respective obligations under the VIE Agreements, the post-combination entity may have to incur substantial costs and expend additional resources to enforce such arrangements. The post-combination entity may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which the post-combination entity cannot assure you will be effective under PRC laws. For example, if the shareholders of the VIE were to refuse to transfer their equity interest in the VIE to the post-combination entity or its designee if the post-combination entity exercises the purchase option pursuant to the VIE Agreements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All of these VIE Agreements may be governed by and interpreted in accordance with PRC law, and disputes arising from these VIE Agreements may be resolved in court or through arbitration in China. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these VIE Agreements. Meanwhile, there are very few precedents and little formal guidance as to how VIE Agreements in the context of a VIE should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that the post-combination entity is unable to enforce these VIE Agreements, or if the post-combination entity suffers significant delay or other obstacles in the process of enforcing these VIE Agreements, the post-combination entity may not be able to consolidate the financial results of the VIE in its consolidated financial statements in accordance with U.S. GAAP or IFRS as primary beneficiary for accounting purposes, and the post-combination entity’s ability to conduct its business may be negatively affected.

PRC regulations relating to offshore investment activities by PRC residents may limit the post-combination entity’s ability to inject capital in its Chinese subsidiaries, if any, and Chinese subsidiaries’ ability to change their registered capital or distribute profits to the post-combination entity or otherwise expose the post-combination entity or its PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, The State Administration of Foreign Exchange of the PRC, or SAFE, promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37 to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to the shareholders of post-combination entity who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, must register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, must update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that the post-combination entity’s shareholders that are PRC residents comply with all of the requirements under SAFE Circular 37 or other related rules. Failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, limit the ability of our wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into the subsidiary. Moreover, we and the post-combination entity may now know the identities of all PRC residents holding direct or indirect interest in the post-combination entity. Any failure or inability by such individuals to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions and may subject the post-combination entity to fines or legal sanctions, restrict its cross-border investment activities, and limit any PRC subsidiary’s ability to distribute dividends to us. As a result, the post-combination entity’s business operations and its ability to distribute profits to you could be materially and adversely affected.

Furthermore, as the interpretation and implementation of foreign exchange regulations continue to evolve, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, if we decide to acquire a China-based Target, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. In addition, such post-combination entity may be subject to a more stringent review and approval process with respect to the post-combination entity’s foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Compliance with the PRC Antitrust law may limit our ability to effect our Business Combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the PRC Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The Business Combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated Business Combination. If the antitrust authority decides not to further investigate whether the contemplated Business Combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated Business Combination. If antitrust authority decides to prohibit the contemplated Business Combination after further investigation, we must terminate such Business Combination and would then be forced to either attempt to complete a new Business Combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential Business Combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. The approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination by the Termination Date.

Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of the IPO to acquire a China-based Target and limit our ability to utilize our cash flow effectively following our Business Combination.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of the IPO to a China-based Target and the use of such proceeds by a China-based Target.

In addition, following our Business Combination with a China-based Target, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our Business Combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of the IPO in a Business Combination with a China-based Target and the use of our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC. However, the funds held in our trust account are not held in China, they are held in U.S. dollars in the United States with Continental Stock Transfer & Trust Company and therefore, we believe that stockholder redemption rights would not be impacted.

Our Business Combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such Business Combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential Business Combination is with a China-based Target in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

Our Business Combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such Business Combination or be prevented from pursuing certain investment opportunities.

Our Business Combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress, or SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which came into force as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date hereof, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. As a result, it will not affect our process of searching for a business combination target until further certainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. However, if we or the post-combination entity following a Business Combination are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review.

If, for example, our potential Business Combination is with a China-based Target and if the enacted version of the aforementioned laws and regulations mandate clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our Business Combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. These rules could result in us not being able to acquire a potential target in the PRC, or our using time and working capital to pursue a transaction that cannot be completed because of the actions of regulators. As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we or the combined company following a Business Combination will comply with such regulations in all respects and we or the combined company following a Business Combination may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. If obtained, the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination by the Termination Date. We or the combined company following a Business Combination may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, companies with more than one million users’ personal information in China, especially some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us.

Companies in China are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. If we decide to initiate a Business Combination with a company in China, our compliance obligations include those relating to the relevant PRC laws in this regard. These PRC laws apply not only to third-party transactions, but also to transfers of information between a holding company and its subsidiaries. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures, which became effective on February 15, 2022, amend the Measures for Cybersecurity Review (Draft Revision for Comments) released on July 10, 2021. The New Measures require that certain operators of data processing activities that affect or may affect national security or that handle personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information.

The New Measures require that certain operators of data processing activities that affect or may affect national security or that handle personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which took effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our PRC Target Company involves collecting and retaining internal or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and the cybersecurity review before effecting an initial business combination. The cybersecurity review might impact the timetable of our initial business combination and the certainty of our initial business combination, if the target company we have identified is subject to the aforementioned cybersecurity related laws and regulations.

Furthermore, if we were found to be in violation of applicable laws and regulations in China during such review, we could be subject to administrative penalties, such as warnings, fines, or service suspension. Therefore, cybersecurity review could materially and adversely affect our business, financial condition, and results of operations.

In addition, the PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021 and takes effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security. After the Data Security Law takes effect, if the post-combination entity’s data processing activities were found to be not in compliance with this law, our post-combination entity could be ordered to make corrections, and under certain serious circumstances, such as severe data divulgence, we and the post-combination entity could be subject to penalties, including the revocation of our business licenses or other permits. As a result, we and the post-combination entity may be required to suspend our relevant businesses, shut down our website, take down our operating applications, or face other penalties, which may materially and adversely affect our business, financial condition, and results of operations.

The PRC government may exercise significant oversight and discretion over the conduct of the post-combination entity’s business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the China-based Target and the VIE were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.

There is no restriction in the geographic location of targets that we can pursue and we may pursue a Business Combination with a company doing business in China (excluding any target company whose financial statements are audited by an accounting firm that PCAOB is unable to inspect for two consecutive years beginning in 2021 and any target company that consolidates financial results of PRC operating entities through a VIE structure in the PRC instead of direct holdings) and we may pursue a Business Combination with a China-based Target which might require a VIE structure. We currently do not have any PRC subsidiary or China operation and our management are located outside China. Notwithstanding the foregoing, the PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our post-combination entity’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, the post-combination entity’s business segments may be subject to various government and regulatory interference in the provinces in which they operate at any time. The post-combination entity could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We and our post-combination entity may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede the post-combination entity’s development;

●	result in negative publicity or increase the post-combination entity’s operating costs;

●	require significant management time and attention; and

●	subject the post-combination entity to remedies, administrative penalties and even criminal liabilities that may harm the post-combination entity’s business, including fines assessed for its current or historical operations or demands or orders that it modifies or even cease its business practices.

As we do not have any operations in China, given that (a) the CSRC, currently has not issued any definitive rule or interpretation concerning our operations being subject to the M&A Rules; and (b) our company is a blank check company incorporated in Delaware rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our operation and while seeking a target for the Business Combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are a “network platform operator(s)”, or subject to the cybersecurity review of the CAC.

However, applicable PRC laws, regulations, or interpretations may change, and the relevant PRC government agencies could reach a different conclusion. If the PRC government initiates an investigations into us or the post-combination entity at any time alleging us violation of cybersecurity laws, anti-monopoly laws, and securities offering rules in China in connection future business combination, we may have to spend additional resources and incur additional time delays to comply with the applicable rules, and our business will be affected materially and any such action could cause the value of our securities to significantly decline or be worthless. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. Further, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise may unfavorably impact the ability or way the post-combination entity may conduct its business and could require it to change certain aspects of its business to ensure compliance, which could decrease demand for its products or services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject it to additional liabilities. As such, the post-combination entity’s operations could be adversely affected, directly or indirectly, by existing or future PRC laws and regulations relating to its business or industry, which could result in a material and adverse change in operations, and may cause the value of our or the post-combination entity’s securities significantly decline, or potentially rendering it worthless. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect and may completely hinder our ability to offer or continue to offer securities to investors and cause the value of our or the post-combination entity’s securities to significantly decline or be worthless.

PRC laws and regulations governing our post-combination entity’s business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our post-combination entity’s business.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

From time to time, our post-combination entity may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection our post-combination entity enjoys than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we and our post-combination entity may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our post-combination entity’s ability to continue its operations.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate in the PRC.

Our post-combination entity may conduct most of its operations and generate most of its revenue in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our post-combination entity’s business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our post-combination entity’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

Any actions by the PRC government to exert more oversight and control over offerings (including businesses whose primary operations are in Hong Kong) that are conducted overseas and/or foreign investments in PRC-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

The PRC government may intervene or influence the China-based Target’s business operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China based issuers, which could result in a material change in the China-based Target’s business operations post Business Combination and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post Business Combination and cause the value of such securities to significantly decline or be worthless.

Statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

We may pursue a Business Combination with a China-based Target. Therefore, it is uncertain whether such China-based Target will be involved in the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. In addition, if we were to attempt to complete a business combination with a company that was subject to CAC or CSRC regulations, the CAC or CSRC could not provide approval for the transaction and prevent us from completing a Business Combination, which would result in our expending significant costs without being able to complete a Business Combination.

China Securities Regulatory Commission and other PRC government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. If we seek to enter into a Business Combination with a China-based Target, additional compliance procedures may be required in connection with future offerings of our securities and our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a company with major operation in China. In addition, given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, the CSRC and other PRC government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures may be required in connection with our operations and our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to operate, effect an initial business combination and may cause the value of our securities to significantly decline or be worthless.

We believe that the approval of the China Securities Regulatory Commission is not required

As a blank check company incorporated in Delaware rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we did not generate any revenue or profit nor have any asset in China or from any operation in China as documented in our audited consolidated financial statements for the fiscal year ended in March 31, 2025. As a result, we believe that we do not meet the criteria of a domestic company in the PRC as set forth in New Administrative Rules Regarding Overseas Listings. In addition, as we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are a “network platform operator(s)”, or subject to the cybersecurity review of the CAC, nor subject to Confidentiality and Archives Administration Provisions for the offering.

Notwithstanding the above, since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof involves uncertainties. If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies, or these regulatory agencies may take other actions that could have a material adverse effect on our business as well as the trading price of our securities. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for the offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. These governmental authorities may delay a potential Business Combination, impose fines and penalties, limit our operations in China, or take other actions that could result in our inability to consummate a Business Combination with a China-based Target, or materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities or the continued listing on a U.S. exchange. Any changes in PRC law, regulations, or interpretations may severely affect our operations and searching for a target to consummate a Business Combination. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching of a potential target company in China.

If we decide to consummate our Business Combination with a China-based Target through its subsidiaries and VIEs, as applicable, we might be subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

In the event we successfully consummated a Business Combination with a China-based Target, we will be subject to restrictions on dividend payments following consummation of our Business Combination.

If we consummate our Business Combination with a China-based Target, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the post-combination entity’s operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the post-combination entity’s operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of shares options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of Business Combination with a China-based Target, we may adopt an equity incentive plan and make shares option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We may face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business or Business Combination.

If we effect our Business Combination with a China-based Target, a substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and any potential Business Combination and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China. For example, changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our Business Combination or the ability of the combined entity to list in the United States.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our combined business and results of operations.

Governmental control of currency conversion may affect the value of your investment.

If we complete a Business Combination with a China-based Target with substantially all of its revenues in RMB, the post-combination entity will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. The PRC government may impose controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Under existing exchange restrictions, without prior approval of SAFE, cash generated from PRC subsidiaries in China may be used to pay dividends. However, approval from or registration with appropriate government authorities is required where RMBs are to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents the post-combination entity from obtaining sufficient foreign currencies to satisfy its foreign currency demands, it may not pay dividends in foreign currencies to its shareholders. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our post-combination entity’s profits, if any. If subsidiaries of our post-combination organization in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. Under the VIE structure, current PRC regulations permit a VIE to pay dividends to its holding company only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations.

Furthermore, if we complete a Business Combination with a China-based Target via VIE Agreements and we are unable to receive all of the revenues from our operations through the current VIE Agreements, we may be unable to pay dividends on our common stock. Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes after the Business Combination, any dividends we pay to our overseas stockholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%. In order for us to pay dividends to our stockholders, we will rely on payments made from our post-combination subsidiaries, either directly controlled by us or indirectly controlled by us via VIE Agreements. Under the VIE structure, a holding company will highly rely on the VIE Agreements between it and the VIE to distribute earnings and settle amounts owed under the VIE agreements, while we cannot guarantee the PRC governments will allow such arrangement.

In addition, the PRC laws or regulations may impact the cash flows associated with our Business Combination, including stockholder redemption rights. For example, if any PRC government actions cause a significant delay in our ability to consummate our Business Combination, we might be required to seek stockholder approval to amend our amended and restated certificate of incorporation in order to extend the time period to complete our Business Combination, which approval may not be received. However, the funds held in our trust account are not held in China, they are held in U.S. dollars in the United States with Continental Stock Transfer & Trust Company and therefore, we believe that shareholder redemption rights would not be impacted.

PRC regulatory authorities could impose further restrictions on the convertibility of RMBs. Any future restrictions on currency exchanges may limit our ability to use the proceeds of the IPO in a Business Combination with a China-Based Target and the use of our cash flow for the distribution of dividends to our stockholder or to fund operations we may have outside of the PRC.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, process of searching for a target to consummate a Business Combination and our reputation and could result in a loss of your investment in our securities, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, have been subject to intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us if we target a PRC company with respect to the Business Combination. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, we will be severely hampered and your investment in our securities could be rendered worthless.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate the auditor of the combined company. In that case, our securities may be prohibited from being traded on a national securities exchange or in the over the counter trading market in the U.S., which may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

On December 15, 2022, the PCAOB determined that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its December 2021 determinations to the contrary. To ensure ongoing access for inspections and investigations, the PCAOB will determine annually whether it can inspect and investigate completely audit firms in mainland China and Hong Kong. Notwithstanding, the PCAOB has also identified numerous deficiencies at audit firms in mainland China and Hong Kong, as has been the case in other jurisdictions in the first year of PCAOB inspection. The PCAOB intends to release inspection reports in the first half of next year detailing findings from their inspections of these audit firms.

An auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures.

Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCA Act”) would restrict our ability to consummate a Business Combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCA Act also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of positions taken Chinese authorities in those jurisdictions. The PCAOB made its determination pursuant to its Rule 6100, which provides the framework for how the PCAOB fulfils its responsibilities under the HFCA Act. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to PCAOB’s determination that it is unable to inspect or investigate completely registered public accounting firms headquartered in China.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol gives the PCAOB sole discretion to select the firms, audit engagements and potential violations it inspects and investigates and put in place procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed. In addition, the Statement of Protocol grants the PCAOB direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. Nevertheless, uncertainties still exist as to how the Statement of Protocol will be implemented and whether the applicable parties will comply with the framework. More than 30 PCAOB staff members conducted on-site inspections and investigations in Hong Kong, reviewing thousands of pages of documents, conducting interviews and taking testimony over a nine-week period from September to November 2022.

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. On December 29, 2022, the AHFCAA was signed into law to amend the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. Notwithstanding the foregoing, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the auditor of a China-based Target because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause the securities of the combined company to be delisted from the stock exchange.

Notwithstanding the foregoing, in the event that we decide to consummate our Business Combination with a China-based Target, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCA Act and could cause us to fail to be in compliance with U.S. securities laws and regulations,. If our securities are delisted and prohibited from being traded on a national securities exchange or in the over the counter trading market in the U.S. due to the PCAOB not being able to conduct inspections or full investigations of our auditor, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a China-based company, our access to the U.S. capital markets and the price of our shares.

The SEC has adopted final rules to implement the HFCA Act and may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC’s final rules to implement the HFCA Act require the SEC to identify registrants having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate and require such issuers to submit documentation that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require foreign issuers to provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities and provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of such issuers as required by the HFCA Act. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCA Act. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCA Act are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of the auditor of the combined company, the Company could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCA Act. If our securities are unable to be listed on another securities exchange or is prohibited from trading over the counter, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of the Company’s auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of the Company’s independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

Future developments in respect of increase U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures. Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a Business Combination with certain China-based businesses.

Other PRC governmental authorities may take the view now or in the future that an approval from them is required for an overseas offering by a company affiliated with Chinese businesses or persons or a Business Combination with a target business based in and primarily operating in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” Neither the equity deals or the asset deals will be involved in our Business Combination process with a China-based target for the reason that the offshore special purpose vehicle of such China-based target directly holds shares through the wholly foreign owned enterprise(s) or WFOE, which are established by means of direct investment rather than by equity deals or asset deals under the M&A Rules. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a China-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. Substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. It is possible that we may need to obtain approvals or permissions from CSRC in order for us to complete a Business Combination with a China-based target pursuant to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

Moreover, except for emphasizing the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies, the Opinions, which was made available to the public on July 6, 2021, also provides that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect since March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Administrative Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof involves uncertainties, we cannot assure that we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder if we acquire a China-based Target, and it is highly uncertain how new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our capability to acquire or merge with a company with major operations in China, and post-combined company’s ability to conduct its business, accept foreign investments or list on an U.S. exchange or other foreign exchange.

On December 27, 2021, the NDRC and the MOFCOM promulgated Special Administrative Measures (Negative List) for the Access of Foreign Investment (2021 Version), effective as of January 1, 2022 (the “Negative List”). Compared to the previous version, there are no specific industries added to the list but it for the first time declares China’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

In the event that we were to determine to engage in a Business Combination with a China-based or operating business we would be subject to restrictions on the use of our cash obtained from our Business Combination with a China-based or operating business as described under “PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds it receives from offshore financing activities to make loans to or make additional capital contributions to any PRC subsidiaries, which could materially and adversely affect our liquidity and its ability to fund and expand business”. However, we do not believe we are currently subject to PRC law or regulation, including those PRC laws and regulation which affect our cash flow, including our ability to effect the redemption rights of our shareholders in connection with a Business Combination. We note that the funds held in trust to effect any such redemption are held outside of China and, in any event, we are not aware of any PRC law or regulation that would prevent us from making redemption payments to our shareholders.

Our company is a blank check company incorporated under the U.S. laws. We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we believe that we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our Business Combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Any future PRC subsidiary and or affiliated VIEs is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of our contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 77 of the PRC Securities Law, or (the “Article 177”) which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds it receives from offshore financing activities to make loans to or make additional capital contributions to any PRC subsidiaries, which could materially and adversely affect our liquidity and its ability to fund and expand business.

Following a Business Combination with one or more PRC based entities, any transfer of funds by us to any PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by PRC subsidiaries is required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) PRC subsidiaries may not procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). Any medium- or long-term loan to be provided by us or our affiliated entities, if any, to our PRC subsidiary must be registered with the National Development and Reform Commission and SAFE or its local branches. We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC subsidiaries. If we fail to receive such approvals or complete such registration or filing, our ability to capitalize on PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our businesses.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows certain entities to settle their foreign exchange capital at their discretion, but continues to prohibit them from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit such PRC based entities from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. As a result, SAFE Circular 19 and SAFE Circular 16 may significantly limit our future ability to use Renminbi converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in China by us or their subsidiaries, to invest in or acquire any other PRC companies through any future PRC subsidiaries in China, which may adversely affect our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us.

If we consummate a Business Combination with a China-based Target, it will be governed by PRC laws and regulations. PRC companies and VIEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of the IPO to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any loans to PRC subsidiaries are subject to PRC regulations. For example, loans by us to subsidiaries in China, which are foreign invested entities (“FIEs”), to finance their activities cannot exceed statutory limits and must be registered with SAFE. On March 30, 2015, SAFE promulgated Hui Fa [2015] No.19, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB. The foreign exchange capital, for which the monetary contribution has been confirmed by the foreign exchange authorities (or for which the monetary contribution has been registered for account entry) in the capital account of a foreign-invested enterprise may be settled at a bank as required by the enterprise’s actual management needs. Foreign-invested enterprises with investment as their main business (including foreign-oriented companies, foreign-invested venture capital enterprises and foreign-invested equity investment enterprises) are allowed to, under the premise of authenticity and compliance of their domestic investment projects, carry out based on their actual investment scales direct settlement of foreign exchange capital or transfer the RMB funds in the foreign exchange settlement account for pending payment to the invested enterprises’ accounts.

On May 10, 2013, SAFE released Circular 21, which came into effect on May 13, 2013. According to Circular 21, SAFE has simplified the foreign exchange administration procedures with respect to the registration, account openings and conversions, settlements of FDI-related foreign exchange, as well as fund remittances.

Circular 21 may significantly limit our ability to convert, transfer and use the net proceeds from the IPO and any offering of additional equity securities in China, which may adversely affect our liquidity and the combined company’s ability to fund and expand its business in the PRC.

We may also decide to finance the subsidiaries of our post-combination entity by means of capital contributions. These capital contributions must be approved by MOFCOM or its local counterpart, which usually takes no more than 30 working days to complete. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to the VIE’s subsidiaries. If we fail to receive such approvals, we will not be able to capitalize our PRC operations, which could adversely affect our liquidity and our ability to fund and expand our business.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of March 31, 2025, the Company had $241,548 in cash outside of the Trust Account, and a working capital deficit of $6,796,725. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, if the Company is unable to complete a business combination by August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

Attractive targets may be more scarce, and the competition for these targets could intensify. This could increase the cost of our initial business combination and it could even result in our inability to find a target or to consummate an initial business combination.

Competition for available targets with strong fundamentals or business models could remain or increase. This heightened competition may lead target companies to demand improved financial terms. Attractive targets could also become more scarce for other reasons, such as downturns in the economy or specific industries, geopolitical tensions, or increases in the cost of capital required to close business combinations or operate post-business combination. These factors could increase the cost, delay, or complicate our ability to find and consummate an initial business combination, and may result in our inability to consummate a business combination on terms favorable to our shareholders.

We may not be able to complete the Business Combination since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

The Buyer, JC Unify Capital (Holdings) Limited, is a limited liability company incorporated in British Virgin Islands, is controlled by Yu-Fang Chiu, an individual who resides in and is a citizen of Taiwan (R.O.C.). We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as the Buyer has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If the Business Combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination. CFIUS may decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from consummating the Business Combination.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete the VCI Business Combination. If we fail to consummate an initial business combination prior to August 2, 2025 (or January 2, 2027, if we exercise our option to extend the date to consummate a business combination or unless otherwise extended) because the review exceeds such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of the funds in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There are no assurances that we will be able to complete the Business Combination with the Target Group or an initial business combination.

The Company can provide no assurances that the Business Combination with the Target Group or any initial business combination will be consummated by August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. The Company expects to seek stockholder approval of any initial business combination following the SEC declaring a registration statement on Form F-4/S-4 effective, which will include our preliminary proxy statement/prospectus for the Business Combination with the Target Group (the “Registration Statement”). We are required to offer public stockholders redemption rights again in connection with any stockholder vote to approve an initial business combination. Even if an initial business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with stockholder votes on any initial business combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor below entitled “Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination,” the SEC’s adopting release on the SPAC Rules included guidance on the potential for SPACs to be regulated under the Investment Company Act and its associated regulations. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, like us, and we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our shares and rights following such a transaction, and our rights would expire worthless.

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

The funds in the Trust Account are held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, the longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination or the liquidation of the Company. Following such liquidation, we receive reduced interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay income and other tax obligations owed by IMAQ, if any, and certain other expenses as permitted. As a result, our decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit at a bank reduces the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

The Company may be affected by the Excise Tax included in the Inflation Reduction Act of 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities were traded on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), which has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, extension vote or otherwise, unless an exemption is available. The Excise Tax would be payable by the Company and not by the redeeming holders. Generally, issuances of securities by us in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination), as well as any other issuances of securities not in connection with our initial business combination, would be expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued.

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

We have not asked our Sponsor or Buyer to reserve for any excise tax imposed under the IR Act, nor have we independently verified whether our Sponsor or Buyer has sufficient funds to satisfy any such excise tax payment, and we believe that our Sponsor’s and Buyer’s only material assets are securities of the Company. Therefore, we cannot assure you that our Sponsor or Buyer would be able to satisfy any excise tax payments.

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

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 1221 Brickell Avenue, Miami, FL, and our telephone number is 786-432-7588. We consider our current office space adequate for our current operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “IMAQU” on or about July 29, 2021, and the shares of common stock, rights and warrants began separate trading on Nasdaq under the symbols “IMAQ,” “IMAQR” and “IMAQW,” respectively, on or about August 17, 2021. Units not separated continued to trade on Nasdaq under the symbol “IMAQU”, until the Company’s securities were delisted on August 8, 2024. Subsequent to the delisting, the Company’s units, common stock, rights and warrants are now quoted on Over-the-Counter (OTC) markets under the same symbols.

Holders of Record

As of March 31, 2025, there were 6,836,594 of our shares of common stock issued and outstanding held by approximately 10 stockholders of record (including shares underlying units). The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
1/1/25 – 1/31/25	685,836	(1)	$11.55per share	685,836	--
2/1/25 – 2/29/25	--		--	--	--
3/1/25 – 3/31/25	--		--	--	--

(1)	In connection with the December 2024 Annual General Meeting, the Company was required to provide its public stockholders with the right to seek redemption of their shares for a pro rata portion of the Trust Account. A total of 685,836 shares were properly redeemed.

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

Recent Developments

Amendments to Promissory Notes – JC Unify

On June 28, 2024, the Company entered into the Amendments to the JC Unify Prior Notes. Pursuant to the Amendments to the JC Unify Prior Notes, the Buyer has the right to convert the Prior Notes into the JC Unify Prior Notes Conversion Securities, with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

The foregoing description of the Amendments to the JC Unify Prior Notes does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendments to the JC Unify Prior Notes, copies of which are filed as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3, respectively, to the Current Report on Form 8-K filed on July 1, 2024, and incorporated by reference herein.

Delisting from the Nasdaq

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

Annual Meeting

On December 30, 2024, the Company held its December 2024 Annual Meeting. As approved by its stockholders at the Annual Meeting, the Company filed a certificate of the December 2024 Charter Amendment to its amended and restated certificate of incorporation which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the Target Amendment Proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028.

Issuance of Unsecured Promissory Note D

On March 28, 2025, the Company issued Promissory Note D in the aggregate principal amount of up to $600,000 to the Buyer. Pursuant to Promissory Note D, the Buyer agreed to loan to the Company an aggregate amount of up to $600,000. The Promissory Note D shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note D is convertible into the Promissory Note D Conversion Securities, with no fractional Promissory Note D Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note D does not bear interest. The proceeds of Promissory Note D will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

The foregoing description of Promissory Note D does not purport to be complete and is qualified in its entirety by the terms and conditions of the Promissory Note D, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2025, and incorporated by reference herein.

Extension Payments

On April 5, 2024, April 29, 2024, May 28, 2024, June 25, 2024 and August 5, 2024, September 4, 2024, September 27, 2024, October 28, 2024 and November 27, 2024, the Company made monthly deposits of $20,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from January 2, 2024 to January 2, 2025.

On each of December 30, 2024, January 24, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025 and June 26, 2025 the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to August 2, 2025.

Amendments to Promissory Notes – Related Party

As previously disclosed, the Company issued four CCM Prior Notes to the Prior Sponsor, the Amended Post-IPO Promissory Note dated as of January 14, 2022 and as amended on March 29, 2022, the August 2022 Promissory Note dated as of August 10, 2022, the November 2022 Promissory Note dated November 18, 2022, and the February 2023 Promissory Note dated February 14, 2023.

On March 11, 2025, the Company entered into the Amendments to the CCM Promissory Notes with the Prior Sponsor. Pursuant to the Amendments to the CCM Promissory Notes, the Prior Sponsor shall receive 75,000, 89,500, 30,000 and 12,156 Shares of Common Stock pursuant to the Second Amended Post-IPO Note, Amended August 2022 Note, Amended November 2022 Note and Amended February 2023 Note, respectively, which equals to an aggregate of 206,656 Shares of Common Stock after the date on which the Company consummates a Business Combination as final and full settlement of all outstanding amounts owed under the CCM Prior Notes issued to the Prior Sponsor by the Company, which shall be subject to a 12-month lock-up as described in the Lock-Up Agreement dated March 11, 2025.

 The foregoing description of the Amendments to the CCM Promissory Notes does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendments to the CCM Promissory Notes dated March 11, 2025, copies of which are filed as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, and Exhibit 10.4, respectively, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Lock-Up Agreements

On March 11, 2025, in connection with the closing of the Securities Purchase Agreement, the Company entered into the Lock-up Agreements with the Prior Sponsor and Ontogeny, respectively, pursuant to which the Locked-up Parties agree, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any shares of common stock of IMAQ, any shares of common stock of IMAQ received or issuable upon settlement of restricted share units or the exercise of options or warrants to purchase any shares of common stock of IMAQ, or any securities convertible into or exercisable or exchangeable for any shares of common stock of IMAQ, in each case, held by, or beneficially owned by, the Locked-up Parties immediately after the closing of the Business Combination, for a period of 12-month after the closing of the Business Combination.

The foregoing description of the Lock-Up Agreements do not purport to be complete and are qualified in its entirety by the terms and conditions of the Lock-Up Agreements dated March 11, 2025, copies of which are filed as Exhibit 10.5, and Exhibit 10.6, respectively, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Joinder Agreement

The Company entered into the Stock Escrow Agreement on July 28, 2021, with Continental Stock Transfer & Trust Company as the Escrow Agent, and the Initial Stockholders (as defined in the Stock Escrow Agreement) of the Company.

On March 11, 2025, the Buyer entered into the Joinder Agreement with IMAQ and the Escrow Agent, pursuant to which the Buyer agreed to be deemed a party to the Stock Escrow Agreement, to be bound by, and to comply with the Stock Escrow Agreement as an Initial Stockholder in the same manner as if it was an original signatory to the Stock Escrow Agreement.

The foregoing description of the Joinder Agreement does not purport to be complete and are qualified in its entirety by the terms and conditions of the Joinder Agreement dated March 11, 2025, a copy of which is filed as Exhibit 10.7 to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Termination of Indemnity Agreements

Pursuant to Section 1.05(b) of the 2023 SPA, wherein the Seller must deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi as a buyer closing condition, the Company has entered into the Termination of Indemnity Agreements with each of Shibasish Sarkar and Vishwas Joshi dated as of March 11, 2025.

The foregoing description of the Termination of Indemnity Agreements do not purport to be complete and are qualified in its entirety by the terms and conditions of the Termination of Indemnity Agreements dated March 11, 2025, copies of which are filed as Exhibit 10.8, and Exhibit 10.9, respectively, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Departure of Director or Certain Officers

On March 11, 2025, the Company received the resignation of Mr. Shibasish Sarkar as the Chief Executive Officer and as Class I director of the Company’s board of directors effective immediately. Mr. Sarkar’s resignation was not the result of any disagreement with the Company or the Board. Mr. Sarkar was the Chairman of the Board and the principal accounting and financial officer.

The Board of the Company appointed Ms. Yu-Fang Chiu to serve as Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, to fill in the vacancy created by the resignation of Mr. Shibasish Sarkar with effect from March 11, 2025 until the Company’s annual meeting to be held in 2028 and until her successor is duly elected and qualified or until her earlier death, resignation or removal.

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a Merger Agreement with Target Group, pursuant to which (a) IMAQ will form Purchaser, (b) IMAQ will be merged with and into Purchaser, with Purchaser be the surviving entity, (c) following the Redomestication Merger, the Redomestication Merger Surviving Corporation will purchase 100% of the issued and outstanding shares of the VCI Target Company and (d) following the completion of the share purchase, the VCI Target Company shall become a direct wholly owned subsidiary of the Redomestication Merger Surviving Corporation. Following the VCI Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid is an aggregate of $1,000,000,000 divided by $10.00, consisting of 90,000,000 Redomestication Merger Surviving Corporation Class A Ordinary Shares and 10,000,000 Redomestication Merger Surviving Corporation Class B Ordinary Shares.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through March 31, 2025, were organizational activities, after IPO related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended March 31, 2025, we had a net loss of $ $408,107 which reflects the combined effects of interest income on investments held in the trust account of $502,745 and change in warrant liability of $12,749, offset by operating costs of $800,845 (net of $142,306 liabilities written back), and income tax provision of $122,756.

For the year ended March 31, 2024, we had a net loss of $814,487, which reflects the combined effects of interest income on investments held in the trust account of $990,896 and change in warrant liability of $(7,172), offset by operating costs of $1,579,922 (net of $314,686 liabilities written back), and income tax provision of $218,289.

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

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional 82,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to our Prior Sponsor, generating gross proceeds of $825,000.

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

As of March 31, 2025, the Company had cash of $241,548 and a working capital deficit of $6,796,725. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by August 2, 2025 (or January 2, 2027, if it fully exercises its option to extend the date to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025 and 2024.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, the Private Units and any units that may be issued upon conversion of the Working Capital Loans or extension loans (and any securities underlying the Private Units or units issued upon conversion of the Working Capital Loans or extension loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Promissory Notes - Related Party

Promissory Notes to Prior Sponsor

On February 1, 2021, the Company issued an unsecured promissory note to the Prior Sponsor (the “Initial Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021, and June 17, 2021, the Company issued additional unsecured promissory notes to the Prior Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note”, the “IPO Promissory Notes”), pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

On January 14, 2022, the Company issued an unsecured promissory note to the Prior Sponsor (the “Post-IPO Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $500,000 in two installments of (i) $300,000 during the month of March 2022, and (ii) $200,000 during the month of June 2022 at the Company’s discretion. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022 (the “Amended Post-IPO Promissory Note”). No other terms were amended pursuant to this amendment and restatement.

On August 10, 2022, the Company issued the August 2022 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On November 18, 2022, the Company issued the November 2022 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On February 14, 2023, the Company issued the February 2023 Promissory Note an unsecured promissory note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

The Amended Post-IPO Promissory Note, the August 2022 Promissory Note, the November 2022 Promissory Note and the February 2023 Promissory Note are collectively referred to as the “CCM Prior Notes”. On March 11, 2025, the Company entered into four amendments to the CCM Prior Notes, the Second Amended Post-IPO Note, the Amended August 2022 Note, the Amended November 2022 Note, and the Amended February 2023 Note, collectively referred to as the “Amendments to the CCM Promissory Notes”) with the Prior Sponsor. Pursuant to the Amendments to the CCM Promissory Notes, the Prior Sponsor shall receive 75,000, 89,500, 30,000 and 12,156 Shares of Common Stock pursuant to the Second Amended Post-IPO Note, Amended August 2022 Note, Amended November 2022 Note and Amended February 2023 Note, respectively, which equals to an aggregate of 206,656 Shares of Common Stock after the date on which the Company consummates a Business Combination as final and full settlement of all outstanding amounts owed under the CCM Prior Notes issued to the Prior Sponsor by the Company, which shall be subject to a 12-month lock-up as described in the Lock-Up Agreement dated March 11, 2025.

As of March 31, 2025 and 2024, $2,445,000 were outstanding under all the promissory notes issued to the Prior Sponsor.

Promissory Notes to JC Unify

On January 31, 2024, the Company issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,300,000 to the Buyer. Pursuant to the January 2024 Promissory Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus dated July 28, 2021 (Registration NO. 333-255106), at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 New Units at the closing of the Business Combination, and (b) 847,675 shares of the Additional Securities of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

On February 27, 2024, the Company issued Promissory Note B in the aggregate principal amount of up to $530,000 to the Buyer. Pursuant to Promissory Note B, the Buyer agreed to loan to the Company an aggregate amount of up to $530,000. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note B is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On February 27, 2024, the Company issued Promissory Note C in the aggregate principal amount of up to $470,000 to the Buyer. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C does not bear interest and is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer.

On June 28, 2024, the Company entered into the Amendments to the JC Unify Prior Notes with the Buyer. Pursuant to the Amendments to the JC Unify Prior Notes, the Buyer has the right to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

On March 28, 2025, the Company issued Promissory Note D in the aggregate principal amount of up to $600,000 to the Buyer. Pursuant to Promissory Note D, the Buyer agreed to loan to the Company an aggregate amount of up to $600,000. The Promissory Note D shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note D is convertible into the Promissory Note D Conversion Securities, with no fractional Promissory Note D Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note D does not bear interest. The proceeds of Promissory Note D will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

As of March 31, 2025 and 2024, $2,659,713 and $ 1,062,232 were outstanding, respectively, under all the promissory notes issued to JC Unify.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees, and the Buyer to pay various expenses of the Company. As of March 31, 2025 and 2024, the amount due to related parties was $656,913.

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

As of March 31, 2025 and 2024, the Company had no borrowings under the related party loans.

Promissory Note – Wei-Hua Chang

On April 20, 2025, the Company issued Promissory Note E in the aggregate principal amount of up to $3,000,000 to the Promissory Note E Lender. Pursuant to the Promissory Note E, the Promissory Note E Lender agreed to loan to the Company an aggregate amount of up to $3,000,000. The Promissory Note E shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note E is convertible into Promissory Note E Conversion Securities, with no fractional Promissory Note E Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note E does not bear interest. The proceeds of Promissory Note E will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Polar Loan Agreement

On January 24, 2023, the Company entered into a Loan and Transfer Agreement (“Polar Loan Agreement”), by and among the Company, the Prior Sponsor, and Polar Asset Management Partners (“Polar”), pursuant to which the Prior Sponsor is permitted to borrow $385,541 (the “Polar Initial Loan”) and $128,513 per month, at the Company’s discretion (each a “Polar Monthly Loan” and collectively with the Polar Initial Loan, the “Polar Loan”) which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Polar Loan Agreement, the Polar Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

As additional consideration for Polar making the Initial Loan available to the Prior Sponsor, the Company shall issue 500,000 shares of Common Stock to Polar (the “Initial Securities”), and as additional consideration for the Lender making each Polar Monthly Loan available to the Prior Sponsor, the Company shall issue 166,700 shares of Common Stock to Polar for each Monthly Loan. Such securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the de-SPAC Closing in connection with the de-SPAC Closing, or if no such registration statement is filed in connection with the de-SPAC Closing, the first registration statement filed subsequent to the de-SPAC Closing, which will be filed no later than 45 days after the de-SPAC Closing and declared effective no later than 90 days after the de-SPAC Closing.

The proceeds of the Polar Loan will be used for the Company to fund amounts deposited into the Company’s trust account in connection with each extension.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. On November 9, 2023, the Company entered into an agreement with Vishwas Joshi, whereby Vishwas Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in accordance with the Chief Financial Officer Agreement, as full and final satisfaction of all and any service fees owed to Vishwas Joshi by the Company. The shares will be issued concurrently with the closing of the Business Combination. As of March 31, 2025, we have accrued $360,000 service fees.

Consulting Agreements

We have engaged Ontogeny to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for us. We paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the filing of the registration statement relating to the Initial Public Offering. We paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option. In addition, upon the consummation of our initial business combination, we have agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services. On November 10, 2023, the Company entered into an agreement with Ontogeny, whereby Ontogeny agreed to receive 287,500 shares of common stock of the post-Business Combination company in accordance with the Ontogeny Consulting Agreement, as full and final satisfaction of all obligations owed to Ontogeny by the Company. The payment will be made concurrently with the closing of the Business Combination.

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

On October 29, 2021, the Company entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021 and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request. On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of March 31, 2025, the Company accrued $162,000 consulting fees.

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

 On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which we engaged Morrow to act as Solicitation Agent for our shareholders in connection with Company’s Special Meeting (Extension Meeting) held in the third quarter of 2022. In consideration for the services Morrow provided to us, we agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company. On March 12, 2025, the Company paid the outstanding amount of $9,630, and as such, no further amount due under the engagement.

On June 28, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Purchase Price Allocation (“PPA”) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $24,000. The engagement ended in 2022.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company paid $150,000 on May 9, 2024. As of March 31, 2025 and 2024, a total amount of $235,798 (including $56,295 other legal fees) and $329,503 were outstanding and accrued, respectively.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

Share Based Payment Arrangements

On July 7, 2021, the Prior Sponsor entered into agreements with two independent directors to transfer 95,000 Founder Shares to each director, subject to and upon closing of our initial business combination. As such, under ASC 718, these shares are transferred subject to a performance condition and compensation expense will be recognized at the date of a business combination when earned.

On July 22, 2021, the Prior Sponsor sold 30,000 of its Founder Shares to each of its five independent directors (the “Initial Independent Directors”) (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Initial Independent Directors was determined to be $787,500 as of July 22, 2021.

On September 17, 2021, the Prior Sponsor sold 25,000 of its Founder Shares to an additional independent director (the “Additional Independent Director”) for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Additional Independent Director was determined to be $141,250 as of September 17, 2021.

On September 17, 2021, the Prior Sponsor sold 75,000 of its Founder Shares to an independent consultant (the “Consultant”) for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Consultant was determined to be $423,750 as of September 17, 2021.

On January 24, 2023, the Company entered into the Polar Loan Agreement, by and among the Company, the Prior Sponsor, and Polar, pursuant to which the Sponsor was permitted to borrow the Polar Initial Loan and the Polar Monthly Loan (collectively with the Polar Initial Loan, the “Polar Loan”), which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. As additional consideration for Polar making the Polar Initial Loan available to Sponsor, the Company shall issue the Initial Securities to Polar, and as additional consideration for Polar making each Polar Monthly Loan available to Sponsor, the Company shall issue 166,700 shares of Common Stock to Polar for each Monthly Loan (up to 500,100 shares of common stock).

On September 8, 2023, the Company entered into a subscription agreement (“Polar Subscription Agreement”) with Polar, whereby Polar agreed to fund up to $128,000 (the “Investor Capital Contribution”) to the Prior Sponsor which in turn be loaned by the Prior Sponsor to IMAQ, to cover working capital expenses. In consideration for the Investor Capital Contribution, the Company shall issue to Polar one share of Class A Ordinary Shares for each dollar of the Investor’s Capital Contribution (128,000 shares of common stock) at the closing of the Business Combination.

On July 7, 2021, the Prior Sponsor entered into a subscription agreement with Suresh Ramamurthi, whereby the Prior Sponsor agreed to issue to Suresh Ramamurthi 95,000 insider shares as described in the Prospectus of the Company. On December 18, 2023, the Company entered into a director letter agreement with Suresh Ramamurthi whereby the Company agreed to issue the insider shares as stipulated in the subscription agreement. The shares will be issued concurrently with the closing of the Business Combination.

On July 20, 2021, the Prior Sponsor entered into a subscription agreement with David M. Taghioff, whereby the Prior Sponsor agreed to issue to David M. Taghioff 95,000 insider shares as described in the Prospectus of the Company. On December 18, 2023, the Company entered into a director letter agreement with David M. Taghioff whereby the Company agreed to issue the insider shares as stipulated in the subscription agreement. The shares will be issued concurrently with the closing of the Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2025, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we failed to maintain an effective internal control over financial reporting as of March 31, 2025.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of July 15, 2025.

Name	Age	Position
Yu-Fang Chiu	51	Director, Chief Executive Officer and Chief Financial Officer
Ming-Hsien Hsu	44	Independent Director
Tao-Chou Chang	54	Independent Director
Hsu-Kao Cheng	34	Independent Director

Yu-Fang Chiu has served as our Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer since March 11, 2025. Since 2022, Ms. Chiu served as President of Joint Consulting CO., LTD, where she is responsible for overseeing operations and fostering partnerships with companies. Since 2020, Ms. Chiu served as Director of Insun Enterprise Co., where she is responsible for the sales and marketing of the company. From 2007 to 2016, Ms. Chiu served as a Senior Sales Manager at Prudential Life Insurance Company of Taiwan Inc. From 2003 to 2007, Ms. Chiu served as Senior Manager at Dotcom Technology Co., LTD. From 1996 to 2002, Ms. Chiu served as Team Leader of Deloitte Touche Tohmatsu Limited. Ms. Chiu obtained her Bachelor of Business in Accounting from Tamkang University in 1996.

Hsu-Kao Cheng has served as our Director since August 2024. Mr. Cheng has served as an Assistant Professor-level Part-time Technical Expert at National Chengchi University (NCCU) since 2022. Mr. Cheng has served as the Chairman of TheMoonGroup since 2018, where he is responsible for charging of company operations in accordance with the law and is responsible for handling various organizational business. Mr. Cheng has been the Chairman of the Taipei Digital Asset Business Association since 2023. Since July 2018, Mr. Cheng has served as an entrepreneurship consultant for Taiwan’s Small and Medium Enterprises Division of the Ministry of Economic Affairs. During his tenure, Mr. Cheng is responsible for assisting aspiring entrepreneurs and new business owners from 0 to 1 entrepreneurial stage to solve difficulties in their business stages. Since 2022, Mr. Cheng has served as a digital transformation expert at the Digital Transformation Institute of the Information Strategy Foundation, where he promotes the digital transformation of small and medium-sized manufacturing industries, assists in proposing new models, new products and new services, and develops digital transformation guidance guidelines. Mr. Cheng is also a part-time lecturer at the Promotion Department of the Chinese Culture University, CCU and at the Industrial Promotion Office of Mingchuan University, since July 2022 and June 2022, respectively. Mr. Cheng obtained his Master’s degree in accounting and Bachelor’s degree in accounting at the National Chengchi University (NCCU) in 2018 and 2012, respectively. Mr. Cheng is a United States Certified Public Accountant (CPA) and Certified Anti-Money Laundering Specialist (CAMS). Mr. Cheng’s significant experience in entrepreneurship, company operations and digital transformation makes him qualified to serve as a member of our board of directors.

Tao-Chou Chang has served as our Director since August 2024. He brings over two decades of legal experience, having held a wide range of judicial and academic positions from 2000 to 2023. Since September 2023, Mr. Chang has been a solo practitioner at the Tao-Chou Chang Law Office, which he founded. Prior to returning to private practice, he served as a trial judge at the Taiwan High Court (September 2022 – August 2023), where he reviewed lower court decisions and presided over appellate cases. From 2019 to 2022, he was an administrative judge in the Criminal Department of the Judicial Yuan, overseeing the administration of Taiwan’s criminal courts. Mr. Chang’s judicial career includes service as Judge at the Taiwan High Court Taichung Branch (2018–2019), Division Chief Judge at both the Taiwan Taichung District Court (2016–2018) and the Taiwan Chiayi District Court (2014–2016), and Judge at the Taiwan Chiayi District Court (2000–2014). In recognition of his contributions, Mr. Chang received commendations from the Judicial Yuan in 2002 and 2010. His research has been published by the Judicial Yuan, including Juvenile Delinquency with Respect to Intellectual Property Infringements (2013), The Participation of Indigenous People in Criminal Trials (2017), and The System of Assigned Defenders (2020). In addition to his judicial work, Mr. Chang has contributed to legal education. He served as an Adjunct Assistant Professor at National Chung Hsing University (2017–2018) and National Chung Cheng University (2014–2016), and as an Adjunct Lecturer at National Chiayi University in 2006. Mr. Chang earned his Ph.D. in Law and LL.M. in Intellectual Property Law from the University of Washington in 2013 and 2004, respectively. He also holds a Master of Laws (2001) and a Bachelor of Laws (1993) from National Taiwan University. He passed Taiwan’s bar exam and the National Exam for Judges and Prosecutors in 1996, beginning his legal career as a lawyer that same year. In 1998, he entered the Academy for the Judiciary under the Ministry of Justice and was appointed as a career judge in 2000. After concluding his judicial service in 2023, he resumed private legal practice. His extensive judicial background and academic expertise distinguish him in Taiwan’s legal field. Mr. Chang’s deep legal knowledge and distinguished career make him exceptionally well-qualified to serve on our board of directors.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of four directors. The term of office for director Ming-Hsien Hsu will expire at the Company’s annual meeting to be held in 2026; and the term of office for directors Tao-Chou Chang, and Hsu-Kao Cheng will expire at the Company’s annual meeting to be held in 2027. The term of office for Yu-Fang Chiu will expire at the Company’s annual general meeting to be held in 2028.

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

The Board of Directors has determined that one of its four directors, Yu-Fang Chiu, is a non-independent director of the Company and three of its four directors, Ming-Hsien Hsu, Hsu-Kao Cheng and Tao-Chou Chang are “independent” directors as defined in the applicable Nasdaq listing standards and applicable SEC rules. The Board of Directors is composed of a majority of independent directors. The Company’s audit committee consists of three independent directors – Ming-Hsien Hsu, Hsu-Kao Cheng and Tao-Chou Chang. Mr. Hsu-Kao Cheng is the chair of the audit committee. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office.

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

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Finance Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of March 31, 2025.

Executive Officers and Director Compensation

Other than as disclosed, no executive officer has received any cash compensation for services rendered to us. Other than as disclosed with regard to Mr. Joshi, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 15, 2025, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. As of July 15, 2025, we had 6,836,594 of our shares of common stock issued and outstanding. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Yu-Fang Chiu(2)	4,782,675	70.0%
Ming-Hsien Hsu	-	-
Hsu-Kao Cheng	-	-
Tao-Chou Chang	-	-
All current officers and directors as a group (4 individuals)	4,782,675	70.0%
JC Unify Capital (Holdings) Limited (Buyer)	4,782,675	70.0%
Content Creation Media LLC(3)	1,514,225	22.2%
Shibasish Sarkar(3)	1,514,225	22.2

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o International Media Acquisition Corp., 1221 Brickell Avenue, Miami, FL 33131.

(2)	Consists of shares owned by JC Unify Capital (Holdings) Limited, over which Yu-Fang Chiu has voting and dispositive power. Ms. Chiu disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(3)	Consists of shares owned by Content Creation Media LLC, over which Yu-Fang Chiu has voting power and Shibasish Sarkar has dispositive power. Ms. Chiu disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On February 9, 2021, the Prior Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 share of common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Prior Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the Private Units and underlying securities and assuming the Prior Sponsor did not purchase any Public Shares in the Initial Public Offering). On August 6, 2021, the underwriters’ exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture.

The Prior Sponsor and the other holders of the Founder Shares (the “initial stockholders”) have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of an initial Business Combination, or earlier in each case if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On July 7, 2021, the Prior Sponsor entered into agreements with two independent directors of the Company to transfer 95,000 Founder Shares to each director, subject to and upon closing of the Company’s initial business combination. As such, under ASC 718, these shares are transferred subject to a performance condition and compensation expense will be recognized at the date of a business combination when earned.

On July 22, 2021, the Prior Sponsor sold 30,000 of its Founder Shares to each of the Initial Independent Directors (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Initial Independent Directors was determined to be $787,500 as of July 22, 2021. As such, the Company recognized compensation expense of $786,848 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Prior Sponsor sold 25,000 of its Founder Shares to the Additional Independent Director for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Additional Independent Director was determined to be $141,250 as of September 17, 2021. As such, the Company recognized compensation expense of $141,150 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Prior Sponsor sold 75,000 of its Founder Shares to the Consultant for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Consultant was determined to be $423,750 as of September 17, 2021. As such, the Company recognized compensation expense of $423,450 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On November 10, 2023, the Company entered into a Securities Purchase Agreement with the Buyer, the Sellers, and as amended on January 31, 2024, pursuant to which the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 Founder Shares and 657,675 private placement units of the Company, which represents 76% of the total Company Securities (as defined in the Securities Purchase Agreement) owned by the Prior Sponsor for an aggregate purchase price of $1.00.

Loan and Transfer Agreement

On January 24, 2023, the Company entered into the Loan Agreement by and among the Company, the Prior Sponsor, and the Lender, pursuant to which the Prior Sponsor  was permitted to borrow the Initial Loan and Monthly Loans at the Company’s discretion which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

As additional consideration for the Lender making the Initial Loan available to the Prior Sponsor, the Company shall issue the Initial Securities to the Lender, and as additional consideration for the Lender making each Monthly Loan available to the Prior Sponsor, the Company shall issue 166,700 shares of Common Stock to Lender for each Monthly Loan. Such securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the de-SPAC Closing in connection with the de-SPAC Closing, or if no such registration statement is filed in connection with the de-SPAC Closing, the first registration statement filed subsequent to the de-SPAC Closing, which will be filed no later than 45 days after the de-SPAC Closing and declared effective no later than 90 days after the de-SPAC Closing.

The proceeds of the Loan were used by the Company to fund amounts deposited into the Company’s trust account in connection with each extension.

Promissory Notes - Related Party

Promissory Notes to Prior Sponsor

On February 1, 2021, the Company issued Initial Promissory Note to the Prior, pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021, and June 17, 2021, the Company issued Additional Promissory Notes to the Prior Sponsor, pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

On January 14, 2022, the Company issued the Post-IPO Promissory Note to the Prior Sponsor, pursuant to which the Company could borrow up to an aggregate of $500,000 in two installments of (i) $300,000 during the month of March 2022, and (ii) $200,000 during the month of June 2022 at the Company’s discretion. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022 (the “Amended Post-IPO Promissory Note”). No other terms were amended pursuant to this amendment and restatement.

On August 10, 2022, the Company issued the August 2022 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On November 18, 2022, the Company issued the November 2022 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On February 14, 2023, the Company issued February 2023 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

 The Amended Post-IPO Promissory Note, the August 2022 Promissory Note, the November 2022 Promissory Note and the February 2023 Promissory Note are collectively referred to as the “CCM Prior Notes”. On March 11, 2025, the Company entered into the Amendments to the CCM Promissory Notes with the Prior Sponsor. Pursuant to the Amendments to the CCM Promissory Notes, the Prior Sponsor shall receive 75,000, 89,500, 30,000 and 12,156 Shares of Common Stock pursuant to the Second Amended Post-IPO Note, Amended August 2022 Note, Amended November 2022 Note and Amended February 2023 Note, respectively, which equals to an aggregate of 206,656 Shares of Common Stock after the date on which the Company consummates a Business Combination as final and full settlement of all outstanding amounts owed under the CCM Prior Notes issued to the Prior Sponsor by the Company, which shall be subject to a 12-month lock-up as described in the Lock-Up Agreement dated March 11, 2025.

 As of March 31, 2025 and 2024, $2,445,000 and $2,445,000 were outstanding, respectively, under all the promissory notes due to the Prior Sponsor.

Promissory Notes to JC Unify

On January 31, 2024, the Company issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,300,000 to the Buyer. Pursuant to the January 2024 Promissory Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus dated July 28, 2021, at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer the New Units, and the Additional Securities of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

On February 27, 2024, the Company issued Promissory Note B in the aggregate principal amount of up to $530,000 to the Buyer. Pursuant to Promissory Note B, the Buyer agreed to loan to the Company an aggregate amount of up to $530,000. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note B is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On February 27, 2024, the Company issued Promissory Note C in the aggregate principal amount of up to $470,000 to the Buyer. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer.

On March 28, 2025, the Company issued Promissory Note D in the aggregate principal amount of up to $600,000 to the Buyer. Pursuant to Promissory Note D, the Buyer agreed to loan to the Company an aggregate amount of up to $600,000. The Promissory Note D shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note D is convertible into the Promissory Note D Conversion Securities, with no fractional Promissory Note D Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note D does not bear interest. The proceeds of Promissory Note D will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On June 28, 2024, the Company entered into the Amendments to the JC Unify Prior Notes with the Buyer. Pursuant to the Amendments to the JC Unify Prior Notes, the Buyer has the right to convert the JC Unify Prior Notes into the JC Unify Prior Notes Conversion Securities, with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

As of March 31, 2025 and 2024, $2,659,713 and $1,062,232 were outstanding, respectively, under all the promissory notes due to JC Unify.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees, and the Buyer to pay various expenses of the Company. As of March 31, 2025 and 2024, the amount due to related parties was $656,913 and $656,913, respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023, the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of March 31, 2025 and 2024, the amount outstanding under this agreement is $0. No further payment has accrued or paid under this agreement.

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

As of March 31, 2025 and 2024, the Company had no borrowings under the related party loans.

General

Our Prior Sponsor, Buyer, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Company’s Prior Sponsor, Buyer, officers, directors or the Company’s or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Our Prior Sponsor, our Buyer, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us, and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. In no event will our infsiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees

The fees billed by Mercurius for fiscal year 2025, and fiscal year 2024 for services rendered to the Company were as follows:

	Fiscal Year 2025 (April 1, 2024 - March 31, 2025)	Fiscal Year 2024 (April 1, 2023 - March 31, 2024)
Audit Fees (1)	$72,170	$25,600
Audit-Related Fees (2)	-	20,750
Tax Fees(3)	-	-
All Other Fees(4)	-	-

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

As previously disclosed, on June 24, 2023, upon the approval of the Audit Committee, the Company engaged Mercurius & Associates LLP (“Mercurius”) as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2023, effective immediately.

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

MERCURIUS & ASSOCIATES LLP

+91 11 4559 6689
info@masllp.com
www.masllp.com

To the Shareholders and Board of Directors of International Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of International Media Acquisition Corp., (the “Company”) as of March 31, 2025 and 2024, the related statements of operations, stockholders’ deficit and cash flows, for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the "Financial Statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31,2025, in conformity with U.S. generally accepted accounting principles.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has an accumulated deficit of $14,852,574 and $13,993,133 as of March 31, 2025, and March 31, 2024, respectively and the Company has a working capital deficit of $6,796,724 and $6,348,420 as of March 31, 2025, and March 31, 2024, respectively. Further, the Company has incurred and expects continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the uncertainty in the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are also described in the Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The Critical Audit Matter are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mercurius & Associates LLP

We have served as the Company’s auditor since 2023.

New Delhi, India

Date: July 15, 2025

LLPIN-AAG-1471
A-94/8, Wazirpur Industrial Area
New Delhi-110052, India

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	March 31,
	2025	2024
ASSETS
Current Assets
Cash	$241,548	$1,044
Other receivable	10,000	10,000
Prepaid expenses	17,583	18,956
Total Current Assets	269,131	30,000

Investments held in Trust Account	3,380,327	11,363,873
Total Assets	$3,649,458	$11,393,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$957,626	$1,674,665
Due to Prior Sponsor	656,913	656,913
Promissory notes- Prior Sponsor	2,445,000	2,445,000
Promissory notes - JC Unify	2,659,713	1,062,232
Excise tax payable	91,920	113,689
Income tax payable	254,683	425,921
Total Current Liabilities	7,065,855	6,378,420
	-	-
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	18,330	31,079
Total Liabilities	15,134,185	14,459,499

Commitments (see Note 6)
Common stock subject to possible redemption: 289,694 and 975,530, shares issued and outstanding at $11.62 and $11.20 redemption value as of March 31, 2025 and 2024, respectively	3,367,192	10,926,852

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 289,694 and 975,530 shares subject to possible redemption as of March 31, 2025 and 2024, respectively)	655	655
Accumulated deficit	(14,852,574)	(13,993,133)
Total Stockholders’ Deficit	(14,851,919)	(13,992,478)
Total Liabilities and Stockholders’ Deficit	$3,649,458	$11,393,873

The accompanying notes are an integral part of these financial statements.

 INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2025	2024
General and administrative expenses	$734,798	$1,694,608
Franchise tax expense	208,353	200,000
Loss from operations	(943,151)	(1,894,608)
Liabilities written back	142,306	314,686
Change in fair value of warrant liability	12,749	(7,172)
Interest and dividend income on investments held in trust account	502,745	990,896
Loss before provision for income taxes	(285,351)	(596,198)
Provision for income taxes	122,756	218,289
Net loss	$(408,107)	$(814,487)
Weighted average shares outstanding, basic and diluted	7,358,172	8,251,280
Basic and diluted net loss per common share	$(0.06)	$(0.10)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)
Net loss	-	-	-	(408,107)	(408,107)
Accretion of Common Stock Subject to Redemption	-	-	-	(359,636)	(359,636)
Excise tax liability	-	-	-	(91,698)	(91,698)
Balance at March 31, 2025	6,546,900	$655	$-	$(14,852,574)	$(14,851,919)

For the Year Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	6,546,900	$655	$-	$(11,053,210)	$(11,052,555)
Net loss	-	-	-	(814,487)	(814,487)
Accretion of Common Stock Subject to Redemption	-	-	-	(2,011,747)	(2,011,747)
Excise tax liability	-	-	-	(113,689)	(113,689)
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the Year Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(408,107)	$(814,487)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(502,745)	(990,896)
Change in fair value of warrant liability	(12,749)	7,172
Changes in operating assets and liabilities:
Prepaid expenses	1,374	33,544
Other receivable	-	(10,000)
Accounts payable and accrued expenses	(717,039)	281,958
Excise tax paid	(113,468)	-
Income tax payable	(171,238)	218,289
Net cash used in operating activities	(1,923,972)	(1,274,421)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(188,000)	(1,088,109)
Cash withdrawn from trust account to pay franchise tax	754,995	324,668
Cash withdrawn from trust account in connection with redemption	7,919,296	11,368,921
Net cash provided by investing activities	8,486,291	10,605,480

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	1,597,481	1,062,232
Proceeds from promissory note - related party	-	319,459
Advance from Prior Sponsor	-	656,913
Redemption of common stock	(7,919,296)	(11,368,921)
Net cash used in financing activities	(6,321,815)	(9,330,317)

Net Change in Cash	240,504	742
Cash - Beginning of period	1,044	302
Cash - End of period	$241,548	$1,044

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$359,636	$2,011,747

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

International Media Acquisition Corp. (“IMAQ” or the “Company”) is a blank check company incorporated in Delaware on January 15, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through March 31, 2025, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

The registration statement filed in connection with the Company’s Initial Public Offering was declared effective on July 28, 2021. On August 2, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 714,400 units (the “Private Units”), at a price of $10.00 per Private Unit in a private placement to the Company’s prior sponsor, Content Creation Media LLC (the “Prior Sponsor”), generating gross proceeds of $7,144,000, which is described in Note 4.

On August 6, 2021, in connection with the underwriters’ exercise in full of their option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, the Company consummated the sale of an additional 3,000,000 Units, generating gross proceeds of $30,000,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of an additional 82,500 Private Units, at a price of$10.00 per Private Unit, in a private placement to the Prior Sponsor, generating gross proceeds of $825,000.

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

The Company will provide the holders (the “public stockholders”) of the shares of common stock included in the Units sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income and other tax obligations owed by IMAQ). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity(“ASC 480”).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval and assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Prior Sponsor and the other holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares, their Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Prior Sponsor and the other initial stockholders (as defined in Note 5) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to their Founder Shares and Private Shares if the Company fails to complete (a Business Combination and (c) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Prior Sponsor and the other initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

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

If the Company is unable to complete a Business Combination within the Second Amended Combination Period (as defined below), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights and warrants, which will expire worthless if the Company fails to complete a Business Combination within the Second Amended Combination Period.

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

In order to protect the amounts held in the Trust Account, the Prior Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less income and other tax obligations owed by IMAQ payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Prior Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Prior Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Termination of Stock Purchase Agreement

On October 22, 2022, the Company entered into a Stock Purchase Agreement (the “Prior SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Risee”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Prior Target Company”). Pursuant to the terms of the Prior SPA, a business combination between the Company and the Prior Target Company was to be effected by the acquisition of 100% of the issued and outstanding share capital of the Prior Target Company from Risee in a series of transactions (collectively, the “Stock Acquisition”). The aggregate purchase price for the shares of the Prior Target Company under the Prior SPA was $102,000,000, and in addition, the Company also agreed to make a primary investment into the Prior Target Company in the amount of $38,000,000, which was to be used solely for the purposes of repayment of inter-company loans aggregating to $38,000,000 as existing on the books of the Prior Target Company at the initial closing of the Stock Acquisition.

As previously disclosed, pursuant to Section 12.1(a) of the Prior SPA, wherein in the event of the Initial Closing (as defined in the Prior SPA) has not occurred by the Outside Closing Date (as defined in the Prior SPA) either Risee or the Prior Target Company or the Company had the right to terminate the Prior SPA. Risee terminated the Prior SPA with immediate effect, and the Prior Target Company and the Company acknowledged and accepted the termination letter dated October 25, 2023 received by the Company on October 26, 2023, without any liability to any of the parties involved.

Securities Purchase Agreement

On November 10, 2023, the Company entered into a Securities Purchase Agreement with JC Unify Capital (Holdings) Limited, a BVI company (“JC Unify” or  the “Buyer”), the Prior Sponsor, and Shibasish Sarkar, (“Seller”, together with the Prior Sponsor the “Sellers”), and as amended on January 31, 2024 (the “Securities Purchase Agreement”), pursuant to which the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 Founder Shares and 657,675 private placement units of the Company, which represents 76% of the total Company Securities (as defined in the Securities Purchase Agreement) owned by the Prior Sponsor for an aggregate purchase price of $1.00.

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the “First Amendment”) with the Prior Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Prior Sponsor,  (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of IMAQ, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, IMAQ shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan Capital Markets LLC (the “Chardan”), $50,000 shall be rebated via wire transfer from the Chardan to the Prior Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of IMAQ prior to the signing of the Securities Purchase Agreement (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

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

Annual Meeting

On February 13, 2024, the Company held its annual meeting of shareholders (the “2024 February Annual Meeting”). At the 2024 February Annual Meeting, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual general meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

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

Issuance of Unsecured Promissory Note B

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $530,000 (the “Promissory Note B”) to the Buyer. Pursuant to Promissory Note B, the Buyer agreed to loan to the Company an aggregate amount of up to $530,000. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note B is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Issuance of Unsecured Promissory Note C

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to the Buyer. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest.  The proceeds of the Note will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On June 28, 2024, the Company entered into amendments to the JC Unify Prior Notes. Pursuant to the Amendments to the JC Unify Prior Notes, the Buyer has the right to convert the JC Unify Prior Notes into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “JC Unify Prior Notes Conversion Securities”), with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

Issuance of Unsecured Promissory Note D

On March 28, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $600,000 (the “Promissory Note D”) to the Buyer. Pursuant to Promissory Note D, the Buyer agreed to loan to the Company an aggregate amount of up to $600,000. The Promissory Note D shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note D is convertible into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Promissory Note D Conversion Securities”), with no fractional Promissory Note D Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note D does not bear interest. The proceeds of Promissory Note D will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Issuance of Unsecured Promissory Note E

As described in Note 11, on April 20, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $3,000,000 (the “Promissory Note E”) to Wei-Hua Chang (the “Promissory Note E Lender”). Pursuant to the Promissory Note E, the Promissory Note E Lender agreed to loan to the Company an aggregate amount of up to $3,000,000. The Promissory Note E shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note E is convertible into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Promissory Note E Conversion Securities”), with no fractional Promissory Note E Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note E does not bear interest. The proceeds of Promissory Note E will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

The foregoing description of Promissory Note E does not purport to be complete and is qualified in its entirety by the terms and conditions of the Promissory Note E, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Amendments to Unsecured Promissory Note – Related Party

IMAQ issued four unsecured promissory notes to the Prior Sponsor, dated as of January 14, 2022, and as amended on March 29, 2022 (the “Amended Post-IPO Promissory Note”), dated as of August 10, 2022 (the “August 2022 Promissory Note”), November 18, 2022 (the “November 2022 Promissory Note”), and February 14, 2023 (the “February 2023 Promissory Note”, together with Amended Post-IPO Promissory Note, August 2022 Promissory Note and November 2022 Promissory Note, the “CCM Prior Notes”).

On March 11, 2025, the Company entered into four amendments to the CCM Prior Notes, the amendment to the Amended Post-IPO Promissory Note (the “Second Amended Post-IPO Note”), the amendment to the August 2022 Promissory Note (the “Amended August 2022 Note”), the amendment to November 2022 Promissory Note (the “Amended November 2022 Note”), and the amendment to February 2023 Promissory Note (the “Amended February 2023 Note”, together with the Second Amended Post-IPO Note, the Amended August 2022 Note and the Amended November 2022 Note, the “Amendments to the CCM Promissory Notes”) with the Sponsor. Pursuant to the Amendments to the CCM Promissory Notes, the Prior Sponsor shall receive 75,000, 89,500, 30,000 and 12,156 Shares of Common Stock pursuant to the Second Amended Post-IPO Note, Amended August 2022 Note, Amended November 2022 Note and Amended February 2023 Note, respectively, which equals to an aggregate of 206,656 Shares of Common Stock after the date on which the Company consummates a Business Combination as final and full settlement of all outstanding amounts owed under the CCM Prior Notes issued to the Prior Sponsor by the Company, which shall be subject to a 12-month lock-up as described in the Lock-Up Agreement dated March 11, 2025.

The foregoing description of the Amendments to the CCM Promissory Notes does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendments to the CCM Promissory Notes dated March 11, 2025, copies of which are filed as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, and Exhibit 10.4, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

As described in Note 11, on April 3, 2025, the Company entered into a Merger Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (the “VCI Target Company”), and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB” and together with Target Company, the “Target Group”), pursuant to which (a) IMAQ will form International Media Mini Acquisition Corp, a British Virgin Islands business company, as its wholly owned subsidiary (“Purchaser”), (b) IMAQ will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser be the surviving entity (the “Redomestication Merger Surviving Corporation”), (c) following the Redomestication Merger, the Redomestication Merger Surviving Corporation will purchase 100% of the issued and outstanding shares of the VCI Target Company and (d) following the completion of the share purchase, the VCI Target Company shall become a direct wholly owned subsidiary of the Redomestication Merger Surviving Corporation (collectively, the “VCI Business Combination”). Following the VCI Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid is an aggregate of $1,000,000,000 divided by $10.00, consisting of 90,000,000 Redomestication Merger Surviving Corporation Class A Ordinary Shares and 10,000,000 Redomestication Merger Surviving Corporation Class B Ordinary Shares (the “Closing Payment Shares”).

Upon its formation, the Purchaser shall sign a joinder agreement, agreeing to be bound by the Merger Agreement as if the Purchaser were a party thereto on the date of its signing.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Initial Combination Period”). On July 27, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Initial Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 21,026,882 shares of the Company’s common stock (out of a total of 23,000,000 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.03 per share. On August 7, 2023 public stockholders holding 63,395 shares of the Company’s common stock (out of a total of 1,973,118 shares of common stock held by public stockholders) exercised their right to redeem such shares at a redemption price of approximately $10.89 per share.

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

On July 26, 2022, the extension payment of $350,000 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022.

On October 28, 2022, a second extension payment of $350,000 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the November 2, 2022, deadline to February 2, 2023.

On February 3, 2023, the third extension payment of $385,541 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the February 2, 2023, deadline to May 2, 2023.

On June 1, 2023, a fourth partial extension payment of $128,513 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

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

As previously disclosed, stockholders at the December 2024 Annual General Meeting approved the December 2024 Charter Amendment Proposal and Trust Amendment Proposal to extend the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027. In connection with the Annual General Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share). At December 31, 2024, the Company recorded an estimated liability of $7,919,296 payable to the redeemed public stockholders. The outstanding liability was subsequently paid on February 10, 2025.

On each of December 30, 2024 and January 24, 2025, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, and June 26, 2025 the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to August 2, 2025.

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

On March 11, 2025, the Company received the resignation of Mr. Shibasish Sarkar as the Chief Executive Officer and as Class I director of the Company’s board of directors effective immediately. Mr. Sarkar’s resignation was not the result of any disagreement with the Company or the Board. Mr. Sarkar was the Chairman of the Board and the principal accounting and financial officer.

The Board of the Company appointed Ms. Yu-Fang Chiu to serve as Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, to fill in the vacancy created by the resignation of Mr. Shibasish Sarkar with effect from March 11, 2025 until the Company’s annual meeting to be held in 2028 and until her successor is duly elected and qualified or until her earlier death, resignation or removal.

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

Liquidity and Going Concern

As of March 31, 2025 and 2024, the Company had cash of $241,548 and $1,044, and a working capital deficit of $6,796,725 and $6,348,420, respectively. During the fiscal year ended March 31, 2025, the Company received loans totaling $1,597,481 from JC Unify, to fund extension deposits and working capital needs. As a result of the monthly deposits into the trust account, the Company has until August 2, 2025 (unless the Company further extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. As of March 31, 2025 and 2024, the accumulative deficit balance was $(14,960,951) and $(13,993,133), respectively. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Second Amended Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Second Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Israel-Hamas conflict, the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and the United States trade and tariff policy and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

As a result of the redemptions by the public stockholders in August 2023, January 2024 and December 2024, the Company recorded $205,388 total excise tax liability (including estimated penalties of $12,506) for the fiscal year ended March 31, 2025. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. In February 2025, the Company filed an excise tax return for the redemptions in August 2023 and January 2024 and paid a total of $113,468 in excise taxes. As of March 31, 2025, $91,920 in excise tax remained outstanding.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $241,548 and $1,044  and none in cash equivalents as of March 31, 2025 and 2024, respectively.

Investments Held in Trust Account

As of March 31, 2025, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $3,380,327 and $11,363,873 in Trust Account as of March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	$10,926,852
Plus:
Remeasurement of carrying value to redemption value	359,636
Less:
Redemption	(7,919,296)
Common stock subject to possible redemption, March 31, 2025	$3,367,192

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2025.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $16,456 and $0 for interest and penalties as of March 31, 2025 and 2024, respectively. There were no unrecognized tax benefits for both fiscal periods. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts)

	For the Year Ended March 31,
	2025	2024
Basic and diluted net loss per share:
Numerators:
Net loss	$(408,107)	$(814,487)

Denominators:
Basic and diluted weighted average shares outstanding	7,358,172	8,251,280
Basic and diluted net loss per share of common stock	$(0.06)	$(0.10)

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance as of March 31, 2025.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Prior Sponsor purchased an aggregate of 714,400 Private Units at a price of $10.00 per Private Unit ($7,144,000 in the aggregate). Each Private Unit consists of one share of common stock (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder to receive one-twentieth of one share of common stock at the closing of a Business Combination (see Note 8). Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

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

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of an additional 82,500 Private Units at a price of $10.00 per Private Unit in a private placement to the Prior Sponsor, generating gross proceeds of $825,000.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Prior Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 share of common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Prior Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the Private Units and underlying securities and assuming the Prior Sponsor did not purchase any Public Shares in the Initial Public Offering). On August 6, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture.

The Prior Sponsor and the other holders of the Founder Shares (the “initial stockholders”) have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of an initial Business Combination, or earlier in each case if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On July 7, 2021, the Prior Sponsor entered into agreements with two independent directors of the Company to transfer 95,000 Founder Shares to each director, subject to and upon closing of the Company’s initial business combination. As such, under ASC 718, these shares are transferred subject to a performance condition and compensation expense will be recognized at the date of a business combination when earned.

On July 22, 2021, the Prior Sponsor sold 30,000 of its Founder Shares to each of its five independent directors (the “Initial Independent Directors”) (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Initial Independent Directors was determined to be $787,500 as of July 22, 2021. As such, the Company recognized compensation expense of $786,848 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Prior Sponsor sold 25,000 of its Founder Shares to an additional independent director (the “Additional Independent Director”) for consideration of approximately $0.004 per. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Additional Independent Director was determined to be $141,250 as of September 17, 2021. As such, the Company recognized compensation expense of $141,150 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Prior Sponsor sold 75,000 of its Founder Shares to an independent consultant (the “Consultant”) for consideration of approximately $0.004 per. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Consultant was determined to be $423,750 as of September 17, 2021. As such, the Company recognized compensation expense of $423,450 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On November 10, 2023, the Company entered into a Securities Purchase Agreement with Buyer, the Prior Sponsor, and the Seller, pursuant to which the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 Founder Shares and 657,675 private placement units of the Company, which represents 76% of the total Company Securities (as defined in the Securities Purchase Agreement) owned by the Prior Sponsor for an aggregate purchase price of $1.00.

Promissory Notes - Prior Sponsor

On February 1, 2021, the Company issued an unsecured promissory note to the Prior Sponsor (the “Initial Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021, and June 17, 2021, the Company issued additional unsecured promissory notes to the Prior Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note”, the “IPO Promissory Notes”), pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

On January 14, 2022, the Company issued an unsecured promissory note to the Prior Sponsor (the “Post-IPO Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $500,000 in two installments of (i) $300,000 during the month of March 2022, and (ii) $200,000 during the month of June 2022 at the Company’s discretion. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at its discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022 (the “Amended Post-IPO Promissory Note”). No other terms were amended pursuant to this amendment and restatement.

On August 10, 2022, the Company issued the August 2022 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate of $895,000 in three installments of (i) up to $195,000 no later than July 31, 2022, (ii) up to $500,000 no later than October 31, 2022, and (iii) up to $200,000 no later than January 31, 2023, at the Company’s discretion. The August 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On November 18, 2022, the Company issued the November 2022 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate of $300,000 no later than March 31, 2023, at the Company’s discretion. The November 2022 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

On February 14, 2023, the Company issued February 2023 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

The Amended Post-IPO Promissory Note, the August 2022 Promissory Note, the November 2022 Promissory Note and the February 2023 Promissory Note are collectively referred to as the “CCM Prior Notes”. On March 11, 2025, the Company entered into the Amendments to the CCM Promissory Notes with the Prior Sponsor. Pursuant to the Amendments to the CCM Promissory Notes, the Prior Sponsor shall receive 75,000, 89,500, 30,000 and 12,156 Shares of Common Stock pursuant to the Second Amended Post-IPO Note, Amended August 2022 Note, Amended November 2022 Note and Amended February 2023 Note, respectively, which equals to an aggregate of 206,656 Shares of Common Stock after the date on which the Company consummates a Business Combination as final and full settlement of all outstanding amounts owed under the CCM Prior Notes issued to the Prior Sponsor by the Company, which shall be subject to a 12-month lock-up as described in the Lock-Up Agreement as described in the Lock-Up Agreement dated March 11, 2025 filed with the Current Report on Form 8-K as Exhibit 10.5 filed on March 14, 2025.

As of March 31, 2025 and 2024, $2,445,000 were outstanding under all the promissory notes with the Prior Sponsor.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of March 31, 2025 and 2024, the amount due to related party was $656,913.

Promissory Notes – JC Unify

On January 31, 2024, the Company issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,300,000 to JC Unify. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 New Units at the closing of the Business Combination, and (b) 847,675 shares of the Additional Securities of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

On February 27, 2024, the Company issued Promissory Note B in the aggregate principal amount of up to $530,000 to JC Unify. The Promissory Note B shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Promissory Note B is convertible into units having the same terms and conditions as the private placement units at the price of $10.00 per unit, at the option of the Buyer. Promissory Note B does not bear interest. The proceeds of Promissory Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On February 27, 2024, the Company issued Promissory Note C in the aggregate principal amount of up to $470,000 to JC Unify Capital. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest.  The proceeds of the Note will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On March 28, 2025, the Company issued Promissory Note D in the aggregate principal amount of up to $600,000 to the Buyer. Pursuant to Promissory Note D, the Buyer agreed to loan to the Company an aggregate amount of up to $600,000. The Promissory Note D shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note D is convertible into the Promissory Note D Conversion Securities, with no fractional Promissory Note D Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note D does not bear interest. The proceeds of Promissory Note D will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On June 28, 2024, the Company entered into amendments to the January 2024 Promissory Note, Promissory Note B and Promissory Note C (the January 2024 Promissory Note, Promissory Note B and Promissory Note C are collectively referred to as the “JC Unify Prior Notes”) with the Buyer (the “Amendments to the JC Unify Prior Notes”). Pursuant to the Amendments to the JC Unify Prior Notes, the Buyer has the right to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

As of March 31, 2025 and 2024, total promissory notes outstanding were $2,659,713 and $1,062,232, respectively.

Loan Transfer Agreement

On January 24, 2023, the Company entered into a Loan and Transfer Agreement (the “Loan Agreement”), with the Prior Sponsor and the lender named therein (the “Lender”), pursuant to which the Prior Sponsor is permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Prior Sponsor’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

As additional consideration for the Lender making the Initial Loan available to the Prior Sponsor, the Company shall issue 500,000 shares of Common Stock to the Lender (the “Initial Securities”), and as additional consideration for the lender making each Monthly Loan available to the Prior Sponsor, the Company shall issue 166,700 shares of Common Stock to Lender for each Monthly Loan. Such securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the de-SPAC Closing in connection with the de-SPAC Closing, or if no such registration statement is filed in connection with the de-SPAC Closing, the first registration statement filed subsequent to the de-SPAC Closing, which will be filed no later than 45 days after the de-SPAC Closing and declared effective no later than 90 days after the de-SPAC Closing.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. As of March 31, 2025 and 2024, no amount was outstanding.

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

As of March 31, 2025 and 2024, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of March 31, 2025 and 2024.

Management Consulting Agreement

On May 5, 2021, the Company engaged Ontogeny (the “Ontogeny Consulting Agreement”) to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for the Company. The Company paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the initial confidential filing of the Company’s registration statement. The Company paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option. In addition, upon the consummation of the Company’s initial Business Combination, the Company has agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services.

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

On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of March 31, 2025 and 2024, the Company accrued $162,000 consulting fees.

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

On June 24, 2022, the Company entered into a letter of engagement with Morrow Sodali (“Morrow”) (the “Morrow Agreement”), pursuant to which Morrow was engaged as Solicitation Agent for shareholders in connection with Company’s Special Meeting (Extension Meeting) held during third or fourth quarter of 2022 or such other time as determined by the Company (the “Business Combination Meeting”) pursuant to the terms of the final Proxy Statement to be filed with the SEC. The Company agreed to pay Morrow a total estimated fee of $25,000. On November 7, 2023, the Company entered into an agreement with Morrow, whereby Morrow agreed to receive $9,630 in accordance with the Morrow Agreement, as full and final satisfaction of all obligations owed to Morrow by the Company. On March 12, 2025, the Company paid the outstanding amount of $9,630, and as such, no further amount due under the engagement.

On June 28, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which the Company engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of US GAAP ASC 805. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $24,000.

On July 7, 2022, the Company entered into a letter of engagement with Baker, pursuant to which IMAQ engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $10,000. On February 14, 2024, the Company paid the outstanding amount of $7,766, as such, no further amount due under the engagement.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company paid $150,000 on May 9, 2024. As of March 31, 2025 and 2024, a total amount of $235,798 (including $56,295 other legal fees) and $329,503 were outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of March 31, 2025 and 2024, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of March 31, 2025 and 2024, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

The Private Units are identical to the Units sold in the Initial Public Offering, except the Private Units and their component securities will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions. Additionally, Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Prior Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Prior Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock— The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Common stock— The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2025 and 2024, there were 6,546,900 shares of common stock issued and outstanding (excluding 289,694 and 975,530 shares of common stock subject to possible redemption, as of March 31, 2025 and 2024, respectively).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Second Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of March 31, 2025 and 2024, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investments held in Trust Account:
Money Market investments	$3,380,327	$3,380,327	$-	$-
Liabilities
Warrant liability - Private Warrants	$18,330	$-	$-	$18,330

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$11,363,873	$11,363,873	$-	$-
Liabilities
Warrant liability - Private Warrants	$31,079	$-	$-	$31,079

The Company utilizes the Black-Scholes method to value the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock using the implied volatility of the comparable companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial Measurement)	As of March 31, 2025	As of March 31, 2024
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.54	$11.30
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	6.44%	5.40%
Risk-free rate	0.88%	4.01%	5.03%
Fair value	$0.58	$0.02	$0.04

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(199,225)
Fair value as of December 31, 2021	262,977
Change in valuation inputs or other assumptions	(119,535)
Fair value as of March 31, 2022	$143,442
Change in valuation inputs or other assumptions	(119,535)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	(12,749)
Fair value as of March 31, 2025	$18,330

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 1, 2024, through March 31, 2025.

The Company recognized a gain of $12,749 and loss of $7,172 related to a change in fair value of warrant liability in the accompanying of Statements Operations for the years ended March 31, 2025 and 2024, respectively.

NOTE 10. INCOME TAX

	March 31, 2025	March 31, 2024
Deferred tax assets:
Startup/Organization Costs	$206,552	$387,896
Net operating loss	-	-
Total deferred tax assets	$206,552	$387,896
Valuation allowance	$(206,552)	(387,896)
Deferred tax asset, net of allowance	$-	$-

The income tax benefit (provision) consists of the following:

	For the year ended March 31, 2025	For the year ended March 31, 2024
Current
Federal	$83,453	148,399
State	39,303	69,890
Deferred	-	-
Federal	(154,308)	(289,784)
State	(52,244)	(98,113)
Valuation allowance	206,552	387,896
Income tax provision	$122,756	218,289

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $(181,344) and $(142,246) for the year ended March 31, 2025 and 2024, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2025 and 2024 is as follows：

	For the year ended March 31, 2025	For the year ended March 31, 2024
Statutory federal income tax rate	21.00%	21.00%
New Jersey statutory rate	7.11%	7.11%
Change in fair value of warrant liability	1.26%	0.34%
Change in valuation allowance	(72.38)%	(65.06)%
Income Taxes Provision (Benefit)	(43.02)%	(36.61)%

The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the year ended March 31, 2025 and 2024, due to the valuation allowance recorded on the Company’s net operating losses, as well as the change in the fair value of warrant liability, change in valuation allowance and state income taxes net of federal benefit.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. The Company’s tax returns for the year ended March 31, 2025, March 31, 2024, March 31, 2023, and March 31, 2022, remain open and subject to examination. The Company has filed tax returns for the calendar years 2024, 2023 and 2022.

NOTE 11. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer, Chief Financial Officer and Chairman (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Year Ended March 31
	2025	2024
General and administrative expenses	$734,798	$1,694,608
Interest earned on investments held in Trust Account	$502,745	$990,896

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

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

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a Merger Agreement with Target Group, pursuant to which (a) IMAQ will form Purchaser, (b) IMAQ will be merged with and into Purchaser, with Purchaser be the surviving entity, (c) following the Redomestication Merger, the Redomestication Merger Surviving Corporation will purchase 100% of the issued and outstanding shares of the VCI Target Company and (d) following the completion of the share purchase, the VCI Target Company shall become a direct wholly owned subsidiary of the Redomestication Merger Surviving Corporation. Following the VCI Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid is an aggregate of $1,000,000,000 divided by $10.00, consisting of 90,000,000 Redomestication Merger Surviving Corporation Class A Ordinary Shares and 10,000,000 Redomestication Merger Surviving Corporation Class B Ordinary Shares.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Voting and Support Agreements

Concurrently with the execution of the Merger Agreement, IMAQ, VCI Target Company, VNB and certain shareholder of the VCI Target Company (the “Supporting Shareholder”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholder has agreed, among other things, to vote in favor of the share purchase, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company and Purchaser or the VCI Target Company for consummation of the share purchase and the other transactions contemplated by the Merger Agreement.

In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the VCI Target Company owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the closing of the share purchase, (b) the termination of the Merger Agreement, and (c) written agreement of the applicable Support Agreement and the Company and Purchaser.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Merger Agreement, IMAQ and certain principal shareholders of VNB (the “Principal Shareholders”) and the VCI Target Company entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the the Company and Purchaser that the representations and warranties contained in Article IV (Representations and Warranties of the Company Group) of the Merger Agreement is true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

The foregoing description of the RW Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the RW Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Issuance of Promissory Note – Wei-Hua Chang

On April 20, 2025, the Company issued Promissory Note E in the aggregate principal amount of up to $3,000,000 to the Promissory Note E Lender. Pursuant to the Promissory Note E, the Promissory Note E Lender agreed to loan to the Company an aggregate amount of up to $3,000,000. The Promissory Note E shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note E is convertible into Promissory Note E Conversion Securities, with no fractional Promissory Note E Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note E does not bear interest. The proceeds of Promissory Note E will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

The foregoing description of Promissory Note E does not purport to be complete and is qualified in its entirety by the terms and conditions of the Promissory Note E, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

VCI Loan Agreement

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on April 9, 2025, the Company entered into the Merger Agreement on April 3, 2025 with VNB and VCI Target Company (collectively referred to as the “Borrower”).

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to the Borrower to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Lender.

The VCI Loan bears no interest and the Borrower shall repay the principal amount of the VCI Loan within thirty (30) days of the earlier of: (i) the termination of the Merger Agreement, except where such termination shall have resulted from material breach by the Company of the Merger Agreement, then the VCI Loan shall be waived, (ii) the date on which the parties determine that the parties will not be able to consummate the Transaction. VCI Target Company and VNB will be jointly and severally liable for the repayment of the principal amount of the VCI Loan. Upon a successful consummation of the Transaction, the VCI Loan repayment may be waived at the option of the Borrower.

The foregoing description of the VCI Loan Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the VCI Loan Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Equity Line Of Credit Agreement

On April 20, 2025, the Company entered into a Common Stock Purchase Agreement (the “Equity Line Agreement”) with White Lion Capital LLC, a Nevada limited liability company (“Investor”). Under the terms of the Equity Line Agreement, the Company has the right, but not the obligation, to require the Investor to purchase shares of the Company’s common stock up to $300,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, with an option for the Company to increase this amount to $500,000,000 (the “Commitment Amount”), subject to certain limitations and conditions set forth in the Equity Line Agreement. Capitalized terms used but not otherwise defined herein shall have the meaning given to such terms by the Equity Line Agreement.

In connection with the Closing, the Company will form the Purchaser. Upon Purchaser’s formation, the Company will assign the Equity Line Agreement to Purchaser and Purchaser shall be deemed to be the Company as if it were the original signatory to the Equity Line Agreement.

Pursuant to terms of the Equity Line Agreement, the Company is required to use its commercially reasonable efforts to file with the SEC a registration statement covering the shares to be acquired by the Investor within thirty (30) days following the closing of the VCI Business Combination.

The Company’s right to drawdown from the Equity Line will commence on the first trading day following the Closing and ending on the earlier of (i) the date on which the Investor shall have purchased an aggregate number of Purchase Notice Shares (as defined in Equity Line Agreement) pursuant to the Equity Line Agreement equal to the Commitment Amount or (ii) 36 months following the first trading day upon the Closing with an option to increase to 60 months at the Company’s sole discretion following $100,000,000 in gross investment by the Investor (the “Commitment Period”), in each case subject to the terms and conditions set forth in the Equity Line Agreement, as described in more detail below.

During the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver written purchase notices (each a “Regular Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of any such notice, the “Regular Purchase Notice Date”). the Investor’s purchase price will be the lower of (i) the closing price of the Company’s common Stock prior to the receipt of the applicable Regular Purchase Notice or (ii) the product of (a) the lowest daily volume-weighted average price of the Company’s common stock during the two (2) consecutive business days commencing on and including the Regular Purchase Notice Date and (b) ninety-eight percent (98%). Investor’s committed obligation under each Regular Purchase Notice shall not exceed $5,000,000 and the number of share sold pursuant to the Regular Purchase Notice may not exceed the lesser of (i) 40% of the previous 5-days’ Average Daily Trading Volume immediately preceding receipt of the Regular Purchase Notice or (ii)$5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five (5) Business Days immediately preceding the receipt of the Regular Purchase Notice (the “Regular Purchase Limit”). Notwithstanding the foregoing, Investor may waive the Regular Purchase Limit at any time to allow the Investor to purchase additional shares under a Regular Purchase Notice.

In addition, during the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver a written rapid purchase notice (the “Rapid Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of such notice, the “Rapid Purchase Notice Date”). The Investor’s rapid purchase price will be 98% of the lowest traded price of the Company’s common stock 1 hour following the confirmation of the receipt of the Rapid Purchase Notice by the Investor.

The Investor’s committed obligation under the Rapid Purchase Notice shall not exceed $5,000,000, and the number of shares sold pursuant to the Rapid Purchase Notice may not exceed $5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five Business Days immediately preceding receipt of the subject Purchase Notice. Notwithstanding the foregoing, Investor may waive the Rapid Purchase Notice Limit at any time to allow the Investor to purchase additional shares under a Rapid Purchase Notice.

The Company is not entitled to draw on the Equity Line Agreement unless each of the following additional conditions is satisfied: (i) a registration statement is and remains effective for the resale of securities in connection with the Equity Line Agreement; (ii) each of the Company’ representations and warranties set forth in the Equity Line Agreement is true and correct (subject to qualifications as to materiality set forth therein) as of such time; (iii) the Company shall have complied with its obligations in all material respects; (iv) no statute, rule, regulation, executive order, decree, ruling, or injunction shall have been enacted, entered, promulgated, or adopted by any court or governmental authority that prohibits or directly and materially adversely affects any of the transactions contemplated by the Equity Line Agreement, and no proceeding shall have been commenced that may have the effect of prohibiting or materially adversely affecting any of the transactions contemplated by the Equity Line Agreement; (v) since the date of filing of the Company’s most recent annual report or quarterly report filed pursuant to the Exchange Act, no event that had or is reasonably likely to have a Material Adverse Effect has occurred; (vi) the trading of the Company’s common stock shall not have been suspended by the SEC or the Principal Market, or otherwise halted for any reason; (vii) the number of Purchase Notice Shares purchased by Investor is limited to the beneficial ownership limitation, which is 4.99% of outstanding shares, or up to 9.99% with 61 days’ notice; (viii) the Company shall be free from any “stock promotion” flag; (ix) the Company shall have no knowledge of any event more likely than not to have the effect of causing the effectiveness of the registration statement to be suspended or any prospectus or prospectus supplement failing to meet the requirement of Sections 5(b) or 10 of the Securities Act; (x) the issuance of the Purchase Notice Shares shall not violate the shareholder approval requirements of the Principal Market; (xi) the Company’s common Stock must be DWAC Eligible and not subject to a “DTC chill”; (xii) all reports, schedules, registrations, forms, statements, information and other documents required to have been filed by us with the SEC pursuant to the reporting requirements of the Exchange Act of 1934 shall have been filed with the SEC within the applicable time periods prescribed for such filings; (xiii) the Exchange Cap has not been reached; (xiv) the irrevocable transfer agent instructions shall have been delivered by the Company to, and acknowledged in writing by, the transfer agent of the Company; and (xv) certain other conditions as set forth in the Equity Line Agreement.

In consideration of the Investor’s execution and delivery of the Equity Line Agreement, the Company shall cause the Transfer Agent to issue common stock equal to $1,000,000 divided by the closing price of the Company’s Common stock on the earlier of (i) the Business Day prior to the effectiveness of the Registration Statement and (ii) the Business Day prior to the date that the Investor delivers a written request to the Company for the Commitment Shares (provided that such request cannot be within 180 days following the Closing). For the avoidance of doubt, all of the Commitment Shares shall only be fully earned upon a successful Closing with VCI Target Company and the issuance of the Commitment Shares is contingent upon the Closing with VCI Target Company.

The foregoing description of the Equity Line Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Equity Line Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Extension

On each of April 23, 2025, May 29, 2025, and June 26, 2025 the Company made a deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from May 2, 2025 to August 2, 2025.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
2.1	First Amendment to Securities Purchase Agreement, dated January 31, 2024, by and among JC Unify Capital (Holdings) Limited, Content Creation Media LLC, Shibasish Sarkar, and International Media Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on February 6, 2024)
2.2	Merger Agreement, dated as of April 3, 2025, by and among International Media Acquisition Corp., VCI Holdings Limited, and Vietnam Biofuels Development Joint Stock Company. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 9, 2025)
3.1	Certificate of Amendment, dated July 31, 2023, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on August 3, 2023).
3.2	Certificate of Amendment, dated January 2, 2024, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on January 8, 2024).
3.3	Certificate of Amendment, dated January 8, 2024, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on January 8, 2024).
3.4	Certificate of Amendment, dated December 31, 2024, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 31, 2024).
4.1*	Description of Securities
4.2	Warrant Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed with the Form 8-K filed by the Registrant on August 2, 2021).
4.3	Rights Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on August 2, 2021).
10.1	Amendment to the Investment Management Trust Agreement, dated January 2, 2024, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 8, 2024).
10.2	Amendment to the Investment Management Trust Agreement, dated July 31, 2023, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2023)
10.3	Securities Purchase Agreement dated November 10, 2023 by and among JC Unify Capital (Holdings) Limited, Content Creation Media LLC, Shibasish Sarkar, and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 16, 2023).
10.4	Termination Letter dated October 25, 2023, issued by Reliance Entertainment Studios Private Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 31, 2023).
10.5	Investment Management Trust Agreement, dated July 28, 2021, by and between IMAQ and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on August 2, 2021).
10.6	Promissory Note A, dated January 31, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on February 6, 2024).
10.7	Promissory Note B, dated February 27, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 28, 2024).

10.8	Promissory Note C, dated February 27, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 28, 2024).
10.9	Amendment to Promissory Note, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 1, 2024).
10.10	Amendment to Promissory Note B, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on July 1, 2024).
10.11	Amendment to Promissory Note C, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on July 1, 2024).
10.12	Amended and Restated Promissory Note dated January 14, 2022, as amended on March 29 2022, and March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.13	Amended and Restated Promissory Note dated August 10, 2022, and as amended on March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp.(incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.14	Amended and Restated Promissory Note dated November 18, 2022, and as amended on March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp.(incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.15	Amended and Restated Promissory Note dated February 14, 2022, and as amended on March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp.(incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.16	Lock-Up Agreement dated March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp.(incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.17	Lock-Up Agreement dated March 13, 2025, by and among Ontogeny Capital LTD. and International Media Acquisition Corp.(incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.18	Joinder Agreement dated March 11, 2025, by and among JC Unify Capital (Holdings) Limited, Continental Stock Transfer & Trust Company, and International Media Acquisition Corp.(incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.19	Termination Agreement dated March 11, 2025, by and among International Media Acquisition Corp. and Vishwas Joshi.(incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.20	Termination Agreement dated March 11, 2025, by and among International Media Acquisition Corp. and Shibasish Sarkar.(incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.21	Amendment to the Investment Management Trust Agreement, dated January 2, 2024, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2023)
10.22	Amendment to the Investment Management Trust Agreement, dated December 31, 2024, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 8, 2024)
10.23	Promissory Note, dated April 20, 2025, issued to Wei-Hua Chang (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 22, 2025).
10.24	VCI Loan Agreement, dated as of April 20, 2025, by and among International Media Acquisition Corp., VCI Holdings Limited, and Vietnam Biofuels Development Joint Stock Company.(incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 22, 2025)
10.25	Common Stock Purchase Agreement, dated April 20, 2025, by and among International Media Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 22, 2025)
10.26	Promissory Note D, dated March 28, 2025, issued to JC Unify Capital (Holdings) Limited. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 28, 2025)

10.27	Voting and Support Agreement, dated as of April 3, 2025, by and among International Media Acquisition Corp., VCI Holdings Limited, Vietnam Biofuels Development Joint Stock Company and certain shareholders of VCI Holdings Limited. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 9, 2025)
10.28	Agreement, dated as of April 3, 2025 by and among International Media Acquisition Corp., VCI Holdings Limited, Vietnam Biofuels Development Joint Stock Company and certain shareholders of VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 9, 2025)
16.1	Letter from Marcum LLP regarding the change in the Registrant’s certifying accountant, dated June 28, 2023 (incorporated by reference to Exhibit 16.1 filed with the Form 8-K filed by the Registrant on June 29, 2023).
19.1*	Insider Trading Policy.
99.1	Contract Extension Letter, dated July 21, 2023 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K filed by the Registrant on July 27, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Claw back Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on August 8, 2024.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDIA ACQUISITION CORP.
Dated: July 15, 2025
	By:	/s/ Yu-Fang Chiu
	Name:	Yu-Fang Chiu
	Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yu-Fang Chiu, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yu-Fang Chiu	Chief Executive Officer, Chief Financial Officer and Chairman	July 15, 2025
Yu-Fang Chiu	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Ming-Hsien Hsu	Director	July 15, 2025
Ming-Hsien Hsu

/s/ Hsu-Kao Cheng	Director	July 15, 2025
Hsu-Kao Cheng

/s/ Tao-Chou Chang	Director	July 15, 2025
Tao-Chou Chang