Form 10-Q
period 2025-06-30
International Media Acquisition Corp.
filed 2025-08-14
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-40687

INTERNATIONAL MEDIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1627460
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1221 Brickell Avenue

Maimi, FL 33131

(Address of principal executive offices and zip code)

786-432-7588

(Registrant’s telephone number, including area code)

1604 US Highway 130

N Brunswick, NJ 08902

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

As of August 14, 2025, there were 6,836,594 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2025 and the Company’s final prospectus for its initial public offering filed with the SEC on July 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include (but are not limited to), for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their tim to other businesses and potentially having coflicts of interest with our business or in approving or initial business combination, as a result they would then receive expense reimbursement.

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	the potential liquidity and tradinf of our securities;

●	the lack of a market for our securities;

●	use of proceed not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

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

ii

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2025 (Unaudited)	March 31, 2025 (Audited)
ASSETS
Current Assets
Cash	$161,374	$241,548
Other receivable	10,000	10,000
Prepaid expenses	2,889	17,583
Total Current Assets	174,263	269,131

Investments held in Trust Account	3,421,588	3,380,327
Total Assets	$3,595,851	$3,649,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,029,678	$957,626
Due to Prior Sponsor	656,913	656,913
Promissory notes- Prior Sponsor	2,445,000	2,445,000
Promissory notes - JC Unify	2,718,883	2,659,713
Excise tax payable	91,920	91,920
Income tax payable	177,183	254,683
Total Current Liabilities	7,119,578	7,065,855
	-	-
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	31,079	18,330
Total Liabilities	15,200,657	15,134,185

Commitments (see Note 6)
Common stock subject to possible redemption: 289,694 shares issued and outstanding at $11.77 and $11.62 redemption value as of June 30, 2025 and March 31, 2025, respectively	3,379,706	3,367,192

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 289,694 shares subject to possible redemption) as of June 30, 2025 and March 31, 2025	655	655
Accumulated deficit	(14,985,167)	(14,852,574)
Total Stockholders’ Deficit	(14,984,512)	(14,851,919)
Total Liabilities and Stockholders’ Deficit	$3,595,851	$3,649,458

The accompanying notes are an integral part of these unaudited financial statements.

 INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024
General and administrative expenses	$113,843	$220,890
Franchise tax expense	26,200	50,000
Loss from operations	(140,043)	(270,890)
Change in fair value of warrant liability	(12,750)	(4,782)
Interest and dividend income on investments held in trust account	35,261	148,491
Loss before provision for income taxes	(117,532)	(127,181)
Provision for income taxes	2,547	27,686
Net loss	$(120,079)	$(154,867)
Weighted average shares outstanding, basic and diluted	6,863,594	7,522,430
Basic and diluted net loss per common share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

For the Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2025	6,546,900	$655	$-	$(14,852,574)	$(14,851,919)
Net loss	-	-	-	(120,079)	(120,079)
Accretion of Common Stock Subject to Redemption	-	-	-	(12,514)	(12,514)
Balance at June 30, 2025	6,546,900	$655	$-	$(14,985,167)	$(14,984,512)

For the Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)
Net loss	-	-	-	(154,867)	(154,867)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(150,805)	(150,805)
Balance at June 30, 2024	6,546,900	$655	$-	$(14,298,805)	$(14,298,150)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

 (UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(120,079)	$(154,867)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(35,261)	(148,491)
Change in fair value of warrant liability	12,750	4,782
Changes in operating assets and liabilities:
Prepaid expenses	14,694	(43,302)
Accounts payable and accrued expenses	72,052	(117,405)
Income tax payable	(77,500)	27,686
Net cash used in operating activities	(133,344)	(431,597)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(6,000)	(80,000)
Net cash used in investing activities	(6,000)	(80,000)

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	59,170	510,800
Net cash provided by financing activities	59,170	510,800

Net Change in Cash	(80,174)	(797)
Cash - Beginning of period	241,548	1,044
Cash - End of period	$161,374	$247

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$12,514	$150,805

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

International Media Acquisition Corp. (“IMAQ” or the “Company”) is a blank check company incorporated in Delaware on January 15, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company has entered into a Merger Agreement with various parties as discussed below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025 the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2025, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target and executing a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected March 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws and effective for the fiscal year beginning April 1, 2022. The Company’s first fiscal year began on April 1, 2022, and ended on March 31, 2023 (“Fiscal 2023”). The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company’s 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 (“Fiscal 2021”). There was no Fiscal 2022.

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

Following the closing of the Initial Public Offering and the sale of the Private Units, a total of $230,000,000 was placed in a trust account (the “Trust Account”) and was initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Subsequent to June 30, 2025, the funds in the Trust Account were moved into interest-bearing deposits and will remain so invested until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The Company initially had 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering to complete a Business Combination (the “Initial Combination Period”). On July 27, 2022, IMAQ held a special of stockholders (the “July 2022 Special Meeting”). As approved by its stockholders at the July 2022 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2022 Charter Amendment”) which became effective upon filing. The July 2022 Charter Amendment changed the date by which IMAQ must consummate an initial business combination to allow the Company to extend two times for an additional three months each time, or from August 2, 2022 to February 2, 2023. On January 27, 2023, IMAQ held a special meeting of stockholders (the “January 2023 Special Meeting”). As approved by its stockholders at the January 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2023 Charter Amendment”) which became effective upon filing. The January 2023 Charter Amendment changed the date by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023.

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

On December 30, 2024, the Company held its annual meeting of stockholders (the “December 2024 Annual Meeting”). As approved by its stockholders at the December 2024 Annual Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 (“Combination Period”) provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028.

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

Termination of Proposed Business Combination with Risee Entertainment Holdings Private Limited

On October 22, 2022, the Company entered into a Stock Purchase Agreement (the “Prior SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Risee”), and Reliance Entertainment Studios Private Limited, company incorporated in India (the “Prior Target Company”). Pursuant to the terms of the Prior SPA, a business combination between the Company and the Prior Target Company will be effected by the acquisition of 100% of the issued and outstanding share capital of the Prior Target Company from Risee in a series of transactions (collectively, the “Stock Acquisition”). The aggregate purchase price for the shares of the Prior Target Company under the SPA is $102,000,000, and in addition, the Company also agreed to make a primary investment into the Prior Target Company in the amount of $38,000,000, which will be used solely for the purposes of repayment of inter-company loans aggregating to $38,000,000 as existing on the books of the Prior Target Company at the initial closing of the Stock Acquisition.

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

On December 30, 2024, the Company held its December 2024 Annual Meeting. As approved by its stockholders at the Annual Meeting, the Company filed the December 2024 Charter Amendment which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the Target Amendment Proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028.

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

On June 28, 2024, the Company entered into amendments to the January 2024 Promissory Note, Promissory Note B and Promissory Note C (the January 2024 Promissory Note, Promissory Note B and Promissory Note C are collectively referred to as the “JC Unify Prior Notes”) with JC Unify Capital (Holdings) Limited (the “Amendments to the Promissory Notes”). Pursuant to the Amendments to the Promissory Notes, the Buyer has the right to convert the JC Unify Prior Notes into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “JC Unify Prior Notes Conversion Securities”), with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

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

On March 11, 2025, the Company entered into four amendments to the CCM Prior Notes, the amendment to the Amended Post-IPO Promissory Note (the “Second Amended Post-IPO Note”), the amendment to the August 2022 Promissory Note (the “Amended August 2022 Note”), the amendment to November 2022 Promissory Note (the “Amended November 2022 Note”), and the amendment to February 2023 Promissory Note (the “Amended February 2023 Note”, together with the Second Amended Post-IPO Note, the Amended August 2022 Note and the Amended November 2022 Note, the “Amendments to the CCM Promissory Notes”) with the Prior Sponsor. Pursuant to the Amendments to the CCM Promissory Notes, the Prior Sponsor shall receive 75,000, 89,500, 30,000 and 12,156 Shares of Common Stock pursuant to the Second Amended Post-IPO Note, Amended August 2022 Note, Amended November 2022 Note and Amended February 2023 Note, respectively, which equals to an aggregate of 206,656 Shares of Common Stock after the date on which the Company consummates a Business Combination as final and full settlement of all outstanding amounts owed under the CCM Prior Notes issued to the Prior Sponsor by the Company, which shall be subject to a 12-month lock-up as described in the Lock-Up Agreement dated March 11, 2025.

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a Merger Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (the “VCI Target Company”), and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB” and together with Target Company, the “Target Group”), pursuant to which (a) IMAQ will form International Media Mini Acquisition Corp, a British Virgin Islands business company, as its wholly owned subsidiary (“Purchaser”), (b) IMAQ will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser be the surviving entity (the “Redomestication Merger Surviving Corporation”), (c) following the Redomestication Merger, the Redomestication Merger Surviving Corporation will purchase 100% of the issued and outstanding shares of the VCI Target Company and (d) following the completion of the share purchase, the VCI Target Company shall become a direct wholly owned subsidiary of the Redomestication Merger Surviving Corporation (collectively, the “VCI Business Combination”). Following the VCI Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid is an aggregate of $1,000,000,000 divided by $10.00, consisting of 90,000,000 Redomestication Merger Surviving Corporation Class A Ordinary Shares and 10,000,000 Redomestication Merger Surviving Corporation Class B Ordinary Shares (the “Closing Payment Shares”). A copy of the agreement has been filed as Exhibit 10.1 to the current report included in the Form 8K filed with SEC on April 22, 2025.

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

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Merger Agreement, IMAQ and certain principal shareholders of VNB (the “Principal Shareholders”) and the VCI Target Company entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the Company and Purchaser that the representations and warranties contained in Article IV (Representations and Warranties of the Company Group) of the Merger Agreement are true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

VCI Loan Agreement

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to VNB and VCI Target Company (collectively referred to as the “Borrower”) to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company.

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

Copies of the aforementioned agreements have been filed as Exhibits to the Company’s Current Report on Form 8-K, which was filed with the SEC on April 3 and April 22, 2025.

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

On each of December 30, 2024 and January 24, 2025, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, June 26, 2025 and July 25, 2025, the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to September 2, 2025.

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

Liquidity and Going Concern

As of June 30, 2025, the Company had cash of $161,374 and a working capital deficit of $6,945,315. Accumulated deficit balances were $14,985,167 and $14,852,574, as of June 30, 2025 and March 31, 2025, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Amended Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, and the ongoing Russia/Ukraine/Belarus, Hamas/Iran/Lebanon/Israel in the Middle Eastern countries conflicts and/or other future global conflicts (including the impact of any sanctions imposed in response thereto) and the United States trade and tariff policy and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

As a result of the redemptions by the public stockholders in August 2023 and January 2024, and December 2024, the Company recorded $205,388 total excise tax liability, of which $91,920 remained outstanding as of June 30, 2025. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. In February 2025, the Company filed an excise tax return for the redemptions in August 2023 and January 2024 and paid a total of $113,468 in excise taxes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected through March 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $161,374 and $241,548 and none in cash equivalents as of June 30, 2025 and March 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2025, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $3,421,588 and $3,380,327 in the Trust Account as of June 30, 2025 and March 31, 2025, respectively. Subsequent to June 30, 2025, the assets were reinvested in interest-bearing deposits.

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

As of June 30, 2025, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	10,926,852
Plus:
Remeasurement of carrying value to redemption value	359,636
Less:
Redemption	(7,919,296)
Common stock subject to possible redemption, March 31, 2025	$3,367,192
Plus:
Remeasurement of carrying value to redemption value	12,514
Common stock subject to possible redemption, June 30, 2025	$3,379,706

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

The Company’s effective tax rate was (2.17%) and (21.77)% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended June 30, 2025 and 2024, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2025.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $0 and $16,456 for interest and penalties as of June 30, 2025 and March 31, 2025, respectively. There were no unrecognized tax benefits for both fiscal periods . The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended March 31, 2025, March 31, 2024, March 31, 2023, and March 31, 2022, remain open and subject to examination. The Company filed amended tax returns for the calendar years 2023 and 2022 in July 2024 and subsequently refiled these amended returns in March 2025. Tax return for the calendar year 2024 was also filed in March 2025. All filed tax returns are subject to examination.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended June 30,
	2025	2024
Basic and diluted net loss per share:
Numerators:
Net loss	$(120,079)	$(154,867)

Denominators:
Basic and diluted weighted average shares outstanding	6,863,594	7,522,430
Basic and diluted net loss per share of common stock	$(0.02)	$(0.02)

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

On July 22, 2021, the Prioe Sponsor sold 30,000 of its Founder Shares to each of its five independent directors (the “Initial Independent Directors”) (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares sold to the Initial Independent Directors was determined to be $787,500 as of July 22, 2021. As such, the Company recognized compensation expense of $786,848 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

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

Promissory Notes – Prior Sponsor

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

On February 14, 2023, the Company issued the February 2023 Promissory Note an unsecured promissory note to the Prior, pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

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

As of June 30, 2025 and March 31, 2025, $2,445,000  were outstanding under all the promissory notes issued to the Prior Sponsor.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of June 30, 2025 and March 31, 2025, the amount due to related party was $656,913.

Promissory Notes – JC Unify

On January 31, 2024, the Company issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,300,000 to the Buyer. Pursuant to the January 2024 Promissory Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units as described in the prospectus dated July 28, 2021 (Registration NO. 333-255106) (the “Prospectus”) at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 New Units at the closing of the Business Combination and (b) 847,675 shares of the Additional Securities of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

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

On February 27, 2024, the Company issued Promissory Note C in the aggregate principal amount of up to $470,000 the Buyer. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C does not bear interest and is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer.

On June 28, 2024, the Company entered into the Amendments to the JC Unify Prior Notes with the Buyer. Pursuant to the Amendments to the JC Unify Prior Notes , the Buyer has the right to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

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

As of June 30, 2025 and March 31, 2025, total promissory notes outstanding were $2,718,883 and $2,659,713, respectively.

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

As additional consideration for the Lender making the Initial Loan available to the Prior Sponsor, the Company shall issue 500,000 shares of Common Stock to the Lender (the “Initial Securities”), and as additional consideration for the lender making each Monthly Loan available to Prior Sponsor, the Company shall issue 166,700 shares of Common Stock to Lender for each Monthly Loan. Such securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the de-SPAC Closing in connection with the de-SPAC Closing, or if no such registration statement is filed in connection with the de-SPAC Closing, the first registration statement filed subsequent to the de-SPAC Closing, which will be filed no later than 45 days after the de-SPAC Closing and declared effective no later than 90 days after the de-SPAC Closing.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of June 30, 2025 and March 31, 2025, no amount was outstanding.

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

As of June 30, 2025 and March 31, 2025, the Company had no borrowings under the related party loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Merger Agreements

On April 3 and April 22, 2025, the Company entered into a Merger Agreement and related ancillary agreements, respectively, with the Target Group. Refer to Note 1 for further information regarding these agreements.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of June 30, 2025 and March 31, 2025.

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

Consulting Agreement

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

On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of June 30, 2025 and March 31, 2025, the Company accrued $162,000 consulting fees.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of June 30, 2025 and March 31, 2025, a total amount of $235,798 (including $56,295 other legal fees) and $329,503 were outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of June 30, 2025 and March 31, 2025, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of June 30, 2025 , there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and March 31, 2025, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2025 and March 31, 2025, there were 6,546,900 shares of common stock issued and outstanding (excluding 289,694 shares of common stock subject to possible redemption, as of June 30, 2025 and March 31, 2025).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of June 30, 2025 and March 31, 2025, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets
Investments held in Trust Account:
Money Market investments	$3,421,588	$3,421,588	$-	$-
Liabilities
Warrant liability - Private Warrants	$31,079	$-	$-	$31,079

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investments held in Trust Account:
Money Market investments	$3,380,327	$3,380,327	$-	$-
Liabilities
Warrant liability - Private Warrants	$18,330	$-	$-	$18,330

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial Measurement)	As of June 30, 2025	As of March 31, 2025
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.52	$10.54
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	9.85%	6.44%
Risk-free rate	0.88%	3.89%	4.01%
Fair value	$0.58	$0.04	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	$462.202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	(12,749)
Fair value as of March 31, 2025	$18,330
Change in valuation inputs or other assumptions	12,749
Fair value as of June 30, 2025	$31,079

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2024, through June 30, 2025.

The Company recognized losses of $12,750 and $4,782 related to a change in fair value of warrant liability in the accompanying of Statements Operations for the three months period ended June 30, 2025 and 2024, respectively, related to a change in fair value of warrant liability for the three months period ended June 30, 2025 and 2024, respectively, in the accompanying unaudited Statements of Operations.

NOTE 10. SEGMENT INFORMATION

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

	For the Three Months Ended June 30
	2025	2024
General and administrative expenses	$113,843	$220,890
Interest earned on investments held in Trust Account	$35,261	$148,491

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

Extension

On July 25, 2025 the Company made a deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from July 2, 2025 to September 2, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to International Media Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Prior Sponsor” refer to Content Creation Media LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Extension Payments

On July 25, 2025 the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from August 2, 2025 to September 2, 2025.

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

As described in Note 6, on April 3, 2025, the Company entered into a Merger Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (the “VCI Target Company”), and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB” and together with Target Company, the “Target Group”), pursuant to which (a) IMAQ will form International Media Mini Acquisition Corp, a British Virgin Islands business company, as its wholly owned subsidiary (“Purchaser”), (b) IMAQ will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser be the surviving entity (the “Redomestication Merger Surviving Corporation”), (c) following the Redomestication Merger, the Redomestication Merger Surviving Corporation will purchase 100% of the issued and outstanding shares of the VCI Target Company and (d) following the completion of the share purchase, the VCI Target Company shall become a direct wholly owned subsidiary of the Redomestication Merger Surviving Corporation (collectively, the “VCI Business Combination”). Following the VCI Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. Pursuant to the terms of t he Merger Agreement, the aggregate consideration to be paid is an aggregate of $1,000,000,000 divided by $10.00, consisting of 90,000,000 Redomestication Merger Surviving Corporation Class A Ordinary Shares and 10,000,000 Redomestication Merger Surviving Corporation Class B Ordinary Shares (the “Closing Payment Shares”).

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

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Merger Agreement, IMAQ and certain principal shareholders of VNB (the “Principal Shareholders”) and the VCI Target Company entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the Company and Purchaser that the representations and warranties contained in Article IV (Representations and Warranties of the Company Group) of the Merger Agreement was true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

VCI Loan Agreement

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to VNB and VCI Target Company (collectively referred to as the “Borrower”) to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through June 30, 2025, were organizational activities, those necessary to prepare for the IPO, and, after IPO, related to identifying a target company and executing a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net loss of $ $120,079, which consisted of operating costs of $113,843, franchise tax of $26,200, income tax provision of $2,547 and change in warrant liability of $(12,750), partially offset by interest income on investments held in the trust account of $ 35,261. For the three months ended June 30, 2024, we had had net loss of $154,867, which consisted of operating costs of $270,890, income tax provision of $27,686 and change in warrant liability of $(4,782), offset by interest income on investments held in the trust account of $148,491.

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

Simultaneously with the closing of the Initial Public Offering, the Prior Sponsor purchased an aggregate of 714,400 Private Units, at a price of $10.00 per Private Unit ($7,144,000 in the aggregate). Each Private Unit consists of one share of common stock (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder to receive one-twentieth of one share of common stock at the closing of our initial business combination. Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per whole share.

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

As of June 30, 2025, the Company had cash of $161,374 and a working capital deficit of $6,945,315. Accumulated deficit balances were $14,985,167 and $14,852,574 as of June 30, 2025 and March 31, 2025, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by September 2, 2025 (or January 2, 2028, if it fully exercises its option to extend the date to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 2, 2024 (or January 2, 2025, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Lock-Up Agreements

On March 11, 2025, in connection with the closing of the Securities Purchase Agreement, the Company entered into lock-up agreements with the Prior Sponsor and Ontogeny Capital LTD (“Ontogeny”, and together with the Prior Sponsor, the “Locked-up Parties”), respectively, pursuant to which the Locked-up Parties agreed, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any shares of common stock of IMAQ, any shares of common stock of IMAQ received or issuable upon settlement of restricted share units or the exercise of options or warrants to purchase any shares of common stock of IMAQ, or any securities convertible into or exercisable or exchangeable for any shares of common stock of IMAQ, in each case, held by, or beneficially owned by, the Locked-up Parties immediately after the closing of the Business Combination, for a period of 12-month after the closing of the Business Combination (the “Lock-Up Agreements”).

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

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a Merger Agreement with Target Group, pursuant to which (a) IMAQ will form Purchaser, (b) IMAQ will be merged with and into Purchaser, with Purchaser be the surviving entity, (c) following the Redomestication Merger, the Redomestication Merger Surviving Corporation will purchase 100% of the issued and outstanding shares of the VCI Target Company and (d) following the completion of the share purchase, the VCI Target Company shall become a direct wholly owned subsidiary of the Redomestication Merger Surviving Corporation. Following the VCI Business Combination, Purchaser will be a publicly traded company lisd on a stock exchange in the United States. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid is an aggregate of $1,000,000,000 divided by $10.00, consisting of 90,000,000 Redomestication Merger Surviving Corporation Class A Ordinary Shares and 10,000,000 Redomestication Merger Surviving Corporation Class B Ordinary Shares.

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

In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the VCI Target Company owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the closing of the share purchase, (b) the termination of the Merger Agreement, and (c) written agreement of the applicable Support Agreement and the Company and Purchase

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Merger Agreement, IMAQ and certain principal shareholders of VNB (the “Principal Shareholders”) and the VCI Target Company entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the Company and Purchaser that the representations and warranties contained in Article IV (Representations and Warranties of the Company Group) of the Merger Agreement was true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

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

Promissory Notes to Prior Sponsor

On February 1, 2021, the Company issued an unsecured promissory note to the Prior Sponsor (the “Initial Promissory Note”), pursuant to which we could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021 and June 17, 2021, we issued additional unsecured promissory notes to the Prior Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note”, the “IPO Promissory Notes”), pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

On January 14, 2022, the Company issued an unsecured promissory note to the Prior Sponsor (the “Post-IPO Promissory Note”), pursuant to which we could borrow up to an aggregate of $500,000 in two installments of (i) up to $300,000 during the month of March 2022, and (ii) up to $200,000 during the month of June 2022 at our discretion. The Post-IPO Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummate an initial Business Combination.

On March 29, 2022, the Company amended and restated the Post-IPO Promissory Note, such that the aggregate amount the Company can borrow at our discretion under the note increased from $500,000 in two installments as described above, to up to $750,000 in three installments of (i) up to $195,000 no later than February 28, 2022, (ii) up to $355,000 no later than April 30, 2022, and (iii) up to $200,000 no later than June 30, 2022 (the “Amended Post-IPO Promissory Note”). No other terms were amended pursuant to this amendment and restatement.

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

On February 14, 2023, the Company issued the February 2023 Promissory Note to the Prior, pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

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

As of June 30, 2025 and March 31, 2025, $ 2,445,000 were outstanding under all the promissory notes issued to the Prior Sponsor.

Promissory Notes - JC Unify

On January 31, 2024, the Company issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,300,000 to the Buyer. Pursuant to the January 2024 Promissory Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 New Units at the closing of the Business Combination, which shall be identical in all respects to the private placement units issued at the Company’s initial public offering (the “New Units”), and (b) 847,675 shares of Additional Securities of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

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

On June 28, 2024, the Company entered into Amendments to the JC Unify Prior Notes with the Buyer. Pursuant to the Amendments to the JC Unify Prior Notes, the Buyer has the right to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify

On March 28, 2025, the Company issued Promissory Note D in the aggregate principal amount of up to $600,000 to the Buyer. Pursuant to Promissory Note D, the Buyer agreed to loan to the Company an aggregate amount of up to $600,000. The Promissory Note D shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note D is convertible into the Promissory Note D Conversion Securities, with no fractional Promissory Note D Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note D does not bear interest. The proceeds of Promissory Note D will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

As of June 30, 2025 and March 31, 2025, $2,718,883 and $ 2,659,713 were outstanding, respectively, under all the promissory notes issued to JC Unify.

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

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of June 30, 2025 and March 31, 2025, the amount due to related party was $656,913.

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

As of June 30, 2025 and March 31,2025, the Company had no borrowings under the related party loans.

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

Right of First Refusal

Subject to certain conditions, the Company has granted Chardan, the representative of the underwriters in the Initial Public Offering, for a period of 18 months after the date of the consummation of our business combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the Initial Public Offering.

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of June 30, 2025 and March 31, 2025.

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

On September 17, 2021, the Company entered into a consulting agreement, effective as of September 1, 2021, with F. Jacob Cherian, pursuant to which the Company engaged Mr. Cherian to provide financial advisory services to us for a period of 12 months. In consideration for his services, we agreed to pay Mr. Cherian a monthly consulting fee of $12,000 per month. The agreement was terminated in April 2022, and no further payments have since accrued or been paid under this agreement.

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

On October 29, 2021, the Company entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request. On November 9, 2023, the Company entered into an agreement with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of June 30, 2025 and March 31, 2025, the Company accrued $162,000 consulting fees.

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

On September 13, 2022, the Company entered into a letter of engagement with FNK IR (the “FNK IR Agreement”), pursuant to which the Company engaged FNK IR to act as integrated investor and media relations partner on behalf of the Company. The Company agreed to pay FNK a monthly fee of $8,000 per month. The engagement was terminated in February 2023.

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company paid $150,000 on May 9, 2024. As of June 30, 2025 and March 31, 2025, a total amount of $235,798 (including $56,295 other legal fees) and $329,503 ) was outstanding and accrued, respectively. As of June 30, 2025 and March 31, 2025, a total amount of $235,798 (including $56,295 other legal fees) and $329,503 were outstanding and accrued, respectively.

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

On January 24, 2023, the Company entered into the Polar Loan Agreement, by and among the Company, the Prior Sponsor, and Polar, pursuant to which the Prior Sponsor was permitted to borrow the Polar Initial Loan and the Polar Monthly Loan (collectively with the Polar Initial Loan, the “Polar Loan”), which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. As additional consideration for Polar making the Polar Initial Loan available to Prior Sponsor, the Company shall issue the Initial Securities to Polar, and as additional consideration for Polar making each Polar Monthly Loan available to Sponsor, the Company shall issue 166,700 shares of Common Stock to Polar for each Monthly Loan (up to 500,100 shares of common stock).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2025, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide Risk Factors in this Quarterly Report on Form 10-Q. However, in addition to the risk factors disclosed in our prospectus filed with the SEC on July 29, 2021, the Company had identified additional risk factors as disclosed in its Annual Report filed on Form 10-K for the fiscal year ended March 31, 2025. There has been no material change in the Risk Factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

International Media Acquisition Corp.
Date: August 14, 2025
	By:	/s/ Yu-Fang Chiu
Yu-Fang Chiu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)