Form 10-Q
period 2025-09-30
International Media Acquisition Corp.
filed 2025-11-13
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 6,836,594 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2025 and the Company’s final prospectus for its initial public offering filed with the SEC on July 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include (but are not limited to), for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving or initial business combination, as a result they would then receive expense reimbursement.

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceed not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

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

ii

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2025 (Unaudited)	March 31, 2025 (Audited)
ASSETS
Current Assets
Cash	$-	$241,548
Other receivable	-	10,000
Prepaid franchise taxes	56,850	-
Prepaid expenses	19,879	17,583
Total Current Assets	76,729	269,131

Investments held in Trust Account	3,421,657	3,380,327
Total Assets	$3,498,386	$3,649,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$951,099	$957,626
Due to Prior Sponsor	656,913	656,913
Promissory notes- Prior Sponsor	2,445,000	2,445,000
Promissory notes - JC Unify	2,943,971	2,659,713
Excise tax payable	12,727	91,920
Income tax payable	116,543	254,683
Total Current Liabilities	7,126,253	7,065,855
	-	-
Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	23,906	18,330
Total Liabilities	15,200,159	15,134,185

Commitments (see Note 6)
Common stock subject to possible redemption: 289,694 shares issued and outstanding at $11.81 and $11.66 redemption value as of September 30, 2025 and March 31, 2025, respectively	3,381,442	3,367,192

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 289,694 shares subject to possible redemption) as of September 30, 2025 and March 31, 2025	655	655
Accumulated deficit	(15,083,870)	(14,852,574)
Total Stockholders’ Deficit	(15,083,215)	(14,851,919)
Total Liabilities and Stockholders’ Deficit	$3,498,386	$3,649,458

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$99,876	$152,957	$213,719	$373,847
Franchise tax expense	40,000	50,000	66,200	100,000
Loss from operations	(139,876)	(202,957)	(279,919)	(473,847)
Liabilities written back	-	-	-	-
Change in fair value of warrant liability	7,173	(88,455)	(5,578)	(93,237)
Interest and dividend income on investments held in trust account	34,069	148,914	69,331	297,405
Income (loss) before provision for income taxes	(98,634)	(142,498)	(216,166)	(269,679)
Provision for income taxes	(1,667)	27,805	881	55,491
Net loss	$(96,967)	$(170,303)	$(217,047)	$(325,170)
_Weighted average shares outstanding, basic and diluted	6,863,594	7,522,430	7,520,034	7,522,430
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

For the Six Months Ended September 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2025	6,546,900	$655	$-	$(14,852,574)	$(14,851,919)
Net loss	-	-	-	(120,079)	(120,079)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(12,514)	(12,514)
Balance at June 30, 2025	6,546,900	$655	$-	$(14,985,167)	$(14,984,512)
Net loss	-	-	-	(96,967)	(96,967)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(1,736)	(1,736)
Balance at September 30, 2025	6,546,900	$655	$-	$(15,083,870)	$(15,083,215)

For the Six Months Ended September 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)
Net loss	-	-	-	(154,867)	(154,867)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(150,805)	(150,805)
Balance at June 30, 2024	6,546,900	$655	$-	$(14,298,805)	$(14,298,150)
Net loss	-	-	-	(170,303)	(170,303)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(131,109)	(131,109)
Balance at September 30, 2024	6,546,900	$655	$-	$(14,600,217)	$(14,599,562)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30，
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(217,047)	$(325,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(69,331)	(297,405)
Change in fair value of warrant liability	5,578	93,237
Changes in operating assets and liabilities:
Prepaid expenses	(2,296)	(18,849)
Prepaid franchise taxes	(56,850)	-
Other receivable	10,000	-
Accounts payable and accrued expenses	(6,527)	(48,043)
Income tax payable	(138,140)	55,491
Net cash used in operating activities	(474,613)	(540,739)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(12,000)	(140,000)
Cash withdrawn from trust account to pay franchise tax	40,000	-
Net cash (used in) provided by investing activities	28,000	(140,000)

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	205,065	679,695
Proceeds from promissory note - related party	-	-
Redemption of common stock	-	-
Net cash provided by financing activities	205,065	679,695

Net Change in Cash	(241,548)	(1,044)
Cash - Beginning of period	241,548	1,044
Cash - End of period	$-	$(325,170)

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$14,251	$281,914

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

As of September 30, 2025 the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2025, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target and executing a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected March 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws and effective for the fiscal year beginning April 1, 2022. The Company’s first fiscal year began on April 1, 2022, and ended on March 31, 2023 (“Fiscal 2023”). The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company’s 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 (“Fiscal 2021”). There was no Fiscal 2022.

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

The Company will proceed with a Business Combination only if, assuming a quorum is present at the stockholder meeting, the Business Combination is approved by the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Prior Sponsor and the other holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares, their Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the ”First Amendment”) with the Prior Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Prior Sponsor,  (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of IMAQ, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, IMAQ shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan Capital Markets LLC (the “Chardan”), $50,000 shall be rebated via wire transfer from the Chardan to the Prior Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of IMAQ prior to the signing of the Securities Purchase Agreement (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

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

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Initial Combination Period”). On July 27, 2022, at a special meeting of the Company’s stockholders (the “Extension Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Initial Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 20,858,105 shares of the Company’s common stock exercised their right to redeem such shares at a redemption price of approximately $10.03 per share. On January 27, 2023, at a special meeting of the Company’s stockholders (the “January 2023 Special Meeting”), stockholders approved to extend the deadline by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023. In connection with the January 2023 Special Meeting, the Company’s stockholders elected to redeem an aggregate of 168,777 shares of common stock at a redemption price of approximately $10.33 per share. On July 31, 2023, at a special meeting of the Company’s stockholders (the “July 2023 Special Meeting”), stockholders approved to extend the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering). In connection with the July 2023 Special Meeting, the Company’s public stockholders holding 63,395 shares of the Company’s common stock exercised their right to redeem such shares at a redemption price of approximately $10.89 per share.

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

On each of December 30, 2024 and January 24, 2025, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, June 26, 2025, July 25, 2025, August 25, 2025, September 25, 2025 and October 24, 2025, the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to December 2, 2025.

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

Liquidity and Going Concern

As of September 30, 2025, the Company had no cash and a working capital deficit of $7,049,524. Accumulated deficit balances were $15,083,870 and $14,852,574, as of September 30, 2025 and March 31, 2025, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, ”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Amended Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in August 2023 and January 2024, and December 2024, the Company recorded $205,388 total excise tax liability, of which $12,506 (representing estimated interest and penalties) remained outstanding as of September 30, 2025. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. In February 2025, the Company filed an excise tax return for the redemptions in August 2023 and January 2024 and paid a total of $113,468 in excise taxes. In July 2025, the Company filed an excise tax return for the redemption in December 2024 and paid $79,193 in excise taxes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended September 30, 2025 are not necessarily indicative of the results that may be expected through March 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $241,548 in cash and none in cash equivalents as of September 30, 2025 and March 31, 2025, respectively.

Investments Held in Trust Account

Funds held in the Trust Account may be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 185 days or less, or in money market funds meeting the conditions of Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations, or may be held in an interest-bearing demand deposit account. As of September 30, 2025, the assets held in the Trust Account were invested in interest-bearing demand deposits. The Company had $3,421,657 and $3,380,327 in the Trust Account as of September 30, 2025 and March 31, 2025, respectively.

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

As of September 30, 2025, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	10,926,852
Plus:
Remeasurement of carrying value to redemption value	359,636
Less:
Redemption	(7,919,296)
Common stock subject to possible redemption, March 31, 2025	$3,367,192
Plus:
Remeasurement of carrying value to redemption value	14,250
Common stock subject to possible redemption, September 30, 2025	$3,381,442

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

The Company’s effective tax rate was (0.39)% and (20.58)% for the six months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended September 30, 2025 and 2024, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2025.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $0 and $16,456 for interest and penalties as of September 30, 2025 and March 31, 2025, respectively. There were no unrecognized tax benefits for both fiscal periods. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per share:
Numerators:
Net loss	$(96,967)	$(170,303)	$(217,047)	$(325,170)

Denominators:
Basic and diluted weighted average shares outstanding	6,863,594	7,522,430	7,520,034	7,522,430
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

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

As of September 30, 2025 and March 31, 2025, $2,445,000 were outstanding under all the promissory notes issued to the Prior Sponsor.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of September 30, 2025 and March 31, 2025, the amount due to related party was $656,913.

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

As of September 30, 2025 and March 31, 2025, total promissory notes outstanding were $2,943,971 and $2,659,713, respectively.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of September 30, 2025 and March 31, 2025, no amount was outstanding.

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

As of September 30, 2025 and March 31, 2025, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of September 30, 2025 and March 31, 2025.

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

On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of September 30, 2025 and March 31, 2025, the Company accrued $162,000 consulting fees.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of September 30, 2025 and March 31, 2025, a total amount of $247,963 (including $68,460 other legal fees) and $235,798 were outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of September 30, 2025 and March 31, 2025, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of September 30, 2025, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and March 31, 2025, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2025 and March 31, 2025, there were 6,546,900 shares of common stock issued and outstanding (excluding 289,694 shares of common stock subject to possible redemption, as of September 30, 2025 and March 31, 2025).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of September 30, 2025 and March 31, 2025, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investments held in Trust Account:
Interest-bearing demand deposits	$3,421,657	$3,421,657	$-	$-
Liabilities
Warrant liability - Private Warrants	$23,906	$-	$-	$23,907

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investments held in Trust Account:
Money Market investments	$3,380,327	$3,380,327	$-	$-
Liabilities
Warrant liability - Private Warrants	$18,330	$-	$-	$18,330

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial Measurement)	As of September 30 2025	As of March 31, 2025
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.23	$10.54
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	5.79%	6.44%
Risk-free rate	0.88%	3.84%	4.01%
Fair value	$0.58	$0.03	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	$462.202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	(12,749)
Fair value as of March 31, 2025	$18,330
Change in valuation inputs or other assumptions	(7,172)
Fair value as of September 30, 2025	$23,907

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2024, through September 30, 2025.

The Company recognized losses of $5,578 and $93,237 related to a change in fair value of warrant liability in the accompanying of Statements Operations for the six months period ended September 30, 2025 and 2024, respectively, related to a change in fair value of warrant liability for the six months period ended September 30, 2025 and 2024, respectively, in the accompanying unaudited Statements of Operations.

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

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2025	2024	2025	2024
General and administrative expenses	$99,876	$152,957	$213,719	$373,847
Interest earned on investments held in Trust Account	$34,069	$148,914	$69,331	$297,405

	September 30,	March 31,
	2025	2025
Investments held in Trust Account	$3,421,657	$3,380,327

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the unaudited financial statements.

Extension

On October 24, 2025 the Company made a deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from November 2, 2025 to December 2, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to International Media Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Prior Sponsor” refer to Content Creation Media LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Extension Payments

On July 25, 2025, August 25, 2025, September 25, 2025 and October 24, 2025, the Company made monthly deposits of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from August 2, 2025 to December 2, 2025.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through September 30, 2025, were organizational activities, those necessary to prepare for the IPO, and, after IPO, related to identifying a target company and executing a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net loss of $96,967, which consisted of operating costs of $99,876, franchise tax of $40,000, income tax provision of $(1,667) and change in warrant liability of $7,172, partially offset by interest income on investments held in the trust account of $34,069. For the three months ended September 30, 2024, we had had net loss of $170,303, which consisted of operating costs of $152,957, franchise tax of $50,000, income tax provision of $27,805 and change in warrant liability of $88,455, offset by interest income on investments held in the trust account of $148,914.

For the six months ended September 30, 2025, we had a net loss of $217,047, which consisted of operating costs of $213,719, franchise tax of $66,200, income tax provision of $881 and an increase in warrant liability of $5,578, offset by interest income on investments held in the trust account of $69,331. For the six months ended September 30, 2024, we had a net loss of $325,170, which consisted of operating costs of $373,847, franchise tax of $100,000, income tax provision of $55,491 and an increase in warrant liability of $93,237, offset by interest income on investments held in the trust account of $297,405.

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

As of September 30, 2025, the Company had no cash and a working capital deficit of $7,049,524. Accumulated deficit balances were $15,083,870 and $14,852,574 as of September 30, 2025 and March 31, 2025, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by December 2, 2025 (or January 2, 2027, if it fully exercises its option to extend the date to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 2, 2025 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, ”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

As of September 30, 2025 and March 31, 2025, $2,445,000 were outstanding under all four promissory notes issued to the Prior Sponsor.

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

As of September 30, 2025 and March 31, 2025, $2,943,971 and $ 2,659,713 were outstanding, respectively, under all the promissory notes issued to JC Unify.

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

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of September 30, 2025 and March 31, 2025, the amount due to related party was $656,913.

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

As of September 30, 2025 and March 31,2025, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of September 30, 2025 and March 31, 2025.

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

On October 29, 2021, the Company entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request. On November 9, 2023, the Company entered into an agreement with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of September 30, 2025 and March 31, 2025, the Company accrued $162,000 consulting fees.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company paid $150,000 on May 9, 2024. As of September 30, 2025 and March 31, 2025, a total amount of 247,963 (including $68,460 other legal fees) and $235,798 were outstanding and accrued, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2025.

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
Date: November 13, 2025
	By:	/s/ Yu-Fang Chiu
Yu-Fang Chiu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)