Form 10-Q
period 2025-12-31
International Media Acquisition Corp.
filed 2026-02-04
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 4, 2026, there were 6,836,594 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART 1 – FINANCIAL INFORMATION

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2025 (Unaudited)	March 31, 2025 (Audited)
ASSETS
Current Assets
Cash	$-	$241,548
Other receivable	-	10,000
Prepaid franchise taxes	56,850	-
Prepaid expenses	19,066	17,583
Total Current Assets	75,916	269,131

Investments held in Trust Account	3,417,684	3,380,327
Total Assets	$3,493,600	3,649,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$963,606	$957,626
Due to Prior Sponsor	656,913	656,913
Promissory notes- Prior Sponsor	2,445,000	2,445,000
Promissory notes - JC Unify	3,000,504	2,659,713
Excise tax payable	12,727	91,920
Income tax payable	114,620	254,683
Total Current Liabilities	7,193,370	7,065,855

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	11,594	18,330
Total Liabilities	15,254,964	15,134,185

Commitments (see Note 6)
Common stock subject to possible redemption: 289,694 shares issued and outstanding at $11.80 and $11.66 redemption value as of December 31, 2025 and March 31, 2025, respectively	3,379,392	3,367,192

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 289,694 shares subject to possible redemption) as of December 31, 2025 and March 31, 2025	655	655
Accumulated deficit	(15,141,411)	(14,852,574)
Total Stockholders’ Deficit	(15,140,756)	(14,851,919)
Total Liabilities and Stockholders’ Deficit	$3,493,600	$3,649,458

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
General and administrative expenses	$63,853	$147,668	$277,572	$521,515
Franchise tax expense	40,000	50,000	106,200	150,000
Loss from operations	(103,853)	(197,668)	(383,772)	(671,515)
Liabilities written back	-	-	-	-
Change in fair value of warrant liability	12,313	(54,987)	6,736	(148,224)
Interest and dividend income on investments held in trust account	30,027	132,122	99,357	429,527
Income (loss) before provision for income taxes	(61,513)	(120,533)	(277,679)	(390,212)
Provision for income taxes	(1,923)	39,540	(1,043)	95,031
Net loss	$(59,590)	$(160,073)	$(276,636)	$(485,243)
_Weighted average shares outstanding, basic and diluted	6,863,594	7,514,975	6,863,594	7,520,034
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended December 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2025	6,546,900	$655	$-	$(14,852,574)	$(14,851,919)
Net loss	-	-	-	(120,079)	(120,079)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(12,514)	(12,514)
Balance at June 30, 2025	6,546,900	$655	$-	$(14,985,167)	$(14,984,512)
Net loss	-	-	-	(96,967)	(96,967)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(1,736)	(1,736)
Balance at September 30, 2025	6,546,900	$655	$-	$(15,083,870)	$(15,083,215)
Net loss	-	-	-	(59,590)	(59,590)
Remeasurement of Common Stock Subject to Redemption	-	-	-	2,049	2,049
Excise tax liability	-	-	-	-	-
Balance at December 31, 2025	6,546,900	$655	$-	$(15,141,411)	$(15,140,756)

For the Nine Months Ended December 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)
Net loss	-	-	-	(154,867)	(154,867)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(150,805)	(150,805)
Balance at June 30, 2024	6,546,900	$655	$-	$(14,298,805)	$(14,298,150)
Net loss	-	-	-	(170,303)	(170,303)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(131,109)	(131,109)
Balance at September 30, 2024	6,546,900	$655	$-	$(14,600,217)	$(14,599,562)
Net loss	-	-	-	(160,073)	(160,073)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(84,582)	(84,582)
Excise tax liability	-	-	-	(91,698)	(91,698)
Balance at December 31, 2024	6,546,900	$655	$-	$(14,936,570)	$(14,935,915)

The accompanying notes are an integral part of these unaudited financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31，
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(276,636)	$(485,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(99,357)	(429,527)
Change in fair value of warrant liability	(6,736)	148,224
Changes in operating assets and liabilities:
Prepaid expenses	(1,483)	1,653
Prepaid franchise taxes	(56,850)	-
Other receivable	10,000	-
Accounts payable and accrued expenses	5,980	(8,718)
Income tax payable	(140,063)	95,031
Net cash used in operating activities	(565,145)	(678,580)

Cash Flows from Investing Activities:		-
Cash deposited in Trust Account	(18,000)	(182,000)
Cash withdrawn from trust account to pay franchise tax	80,000	-
Net cash (used in) provided by investing activities	62,000	(182,000)

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	261,597	859,536
Proceeds from promissory note - related party	-	-
Redemption of common stock	-	-
Net cash provided by financing activities	261,597	859,536

Net Change in Cash	(241,548)	(1,044)
Cash - Beginning of period	241,548	1,044
Cash - End of period	$-	$-

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$12,200	$366,496

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

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from January 15, 2021 (inception) through December 31, 2025, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target and executing a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected March 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws and effective for the fiscal year beginning April 1, 2022. The Company’s first fiscal year began on April 1, 2022, and ended on March 31, 2023 (“Fiscal 2023”). The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on September 29, 2022. The Company’s 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 (“Fiscal 2021”). There was no Fiscal 2022.

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

On each of December 30, 2024, January 24, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, June 26, 2025, July 25, 2025, August 25, 2025, September 25, 2025, October 24, 2025, November 26, 2025, December 29, 2025 and January 28, 2026 the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to March 2, 2026.

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

Liquidity and Going Concern

As of December 31, 2025, the Company had cash of $0 and a working capital deficit of $7,117,454. Accumulated deficit balances were $15,141,411 and $14,852,574, as of December 31, 2025 and March 31, 2025, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Amended Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Amended Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, and the ongoing Venezuela, Russia/Ukraine/Belarus, Hamas/Iran/Lebanon/Israel in the Middle Eastern countries conflicts and/or other future global conflicts (including the impact of any sanctions imposed in response thereto) and the United States trade and tariff policy and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

As a result of the redemptions by the public stockholders in August 2023 and January 2024, and December 2024, the Company recorded $205,388 total excise tax liability, of which $12,727 (representing estimated interest and penalties) remained outstanding as of December 31, 2025. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. In February 2025, the Company filed an excise tax return for the redemptions in August 2023 and January 2024 and paid a total of $113,468 in excise taxes. In July 2025, the Company filed an excise tax return for the redemption in December 2024 and paid $79,193 in excise taxes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected through March 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had nil and $241,548 in cash and none in cash equivalents as of December 31, 2025 and March 31, 2025, respectively.

Investments Held in Trust Account

Funds held in the Trust Account may be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 185 days or less, or in money market funds meeting the conditions of Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations, or may be held in an interest-bearing demand deposit account. As of December 31, 2025, the assets held in the Trust Account were invested in interest-bearing demand deposits. The Company had $3,417,684 and $3,380,327 in the Trust Account as of December 31, 2025 and March 31, 2025, respectively.

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

As of December 31, 2025, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	10,926,852
Plus:
Remeasurement of carrying value to redemption value	359,636
Less:
Redemption	(7,919,296)
Common stock subject to possible redemption, March 31, 2025	$3,367,192
Plus:
Remeasurement of carrying value to redemption value	12,200
Common stock subject to possible redemption, December 31, 2025	$3,379,392

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

The Company’s effective tax rate was 0.69 % and -20.14 % for the nine months ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended December 31, 2025 and 2024, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2025.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $0 and $16,456 for interest and penalties as of December 31, 2025 and March 31, 2025, respectively. There were no unrecognized tax benefits for both fiscal periods. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Basic and diluted net loss per share:
Numerators:
Net loss	$(59,590)	$(160,073)	$(276,636)	$(485,243)

Denominators:
Basic and diluted weighted average shares outstanding	6,863,594	7,514,975	6,863,594	7,520,034
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.04)	(0.06)

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

As of December 31, 2025 and March 31, 2025, $2,445,000 were outstanding under all the promissory notes issued to the Prior Sponsor.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of December 31, 2025 and March 31, 2025, the amount due to related party was $656,913.

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

As of December 31, 2025 and March 31, 2025, total promissory notes outstanding were $3,000,504 and $2,659,713, respectively.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of December 31, 2025 and March 31, 2025, no amount was outstanding.

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

As of December 31, 2025 and March 31, 2025, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of December 31, 2025 and March 31, 2025.

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

On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of December 31, 2025 and March 31, 2025, the Company accrued $162,000 consulting fees.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of December 31, 2025 and March 31, 2025, a total amount of $261,263 (including $81,760 other legal fees) and $235,798 were outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of December 31, 2025 and March 31, 2025, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of December 31, 2025, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and March 31, 2025, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2025 and March 31, 2025, there were 6,546,900 shares of common stock issued and outstanding (excluding 289,694 shares of common stock subject to possible redemption, as of December 31, 2025 and March 31, 2025).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Amended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of December 31, 2025 and March 31, 2025, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investments held in Trust Account:
Interest-bearing demand deposits	$3,417,684	$3,417,684	$-	$-
Liabilities
Warrant liability - Private Warrants	$11,594	$-	$-	$11,594

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investments held in Trust Account:
Money Market investments	$3,380,327	$3,380,327	$-	$-
Liabilities
Warrant liability - Private Warrants	$18,330	$-	$-	$18,330

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial Measurement)	As of December 31 2025	As of March 31, 2025
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$9.72	$10.54
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	12.71%	6.44%
Risk-free rate	0.88%	3.83%	4.01%
Fair value	$0.58	$0.02	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	$462.202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	(12,749)
Fair value as of March 31, 2025	$18,330
Change in valuation inputs or other assumptions	(6,736)
Fair value as of December 31, 2025	$11,594

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 01, 2024, through December 31, 2025.

The Company recognized losses of $6,736 and $148,224 related to a change in fair value of warrant liability in the accompanying of Statements Operations for the nine months period ended December 31, 2025 and 2024, respectively, related to a change in fair value of warrant liability for the nine months period ended December 31, 2025 and 2024, respectively, in the accompanying unaudited Statements of Operations.

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

	For the Three Months Ended		For the Nine Months Ended
	December 31		December 31
	2025	2024	2025	2024
General and administrative expenses	$63,853	$147,668	$277,572	$521,515
Interest earned on investments held in Trust Account	$30,027	$132,122	$99,357	$429,527

	December 31,	March 31,
	2025	2025
Investments held in Trust Account	$3,417,684	$3,380,327

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

Extension

On January 28, 2026, the Company made a deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from February 2, 2026 to March 2, 2026.

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

Recent Developments

Extension Payments

On July 25, 2025, August 25, 2025, September 25, 2025, October 24, 2025, November 26, 2025, December 29, 2025 and January 28, 2026 the Company made monthly deposits of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from August 2, 2025 to March 2, 2026.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through December 31, 2025, were organizational activities, those necessary to prepare for the IPO, and, after IPO, related to identifying a target company and executing a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2025, we had net loss of $59,590 which consisted of operating costs of $63,853, franchise tax of $40,000, income tax provision of $(1,923) and change in warrant liability of $12,313, partially offset by interest income on investments held in the trust account of $30,027. For the three months ended December 31, 2024, we had had net loss of $160,073, which consisted of operating costs of $147,668, franchise tax of $50,000, income tax provision of $39,540 and change in warrant liability of $(54,987), offset by interest income on investments held in the trust account of $132,122.

For the nine months ended December 31, 2025, we had a net loss of $276,636, which consisted of operating costs of $277,572, franchise tax of $106,200, income tax provision of $(1,043) and change in warrant liability of $6,735, offset by interest income on investments held in the trust account of $99,357. For the nine months ended December 31, 2024, we had a net loss of $485,243 which consisted of operating costs of $521,515, franchise tax of $150,000, income tax provision of $95,031 and change in warrant liability of $(148,224), offset by interest income on investments held in the trust account of $429,527.

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

As of December 31, 2025, the Company had no cash and a working capital deficit of $7,117,454. Accumulated deficit balances were $15,141,411 and $14,852,574 as of December 31, 2025 and March 31, 2025, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by February 2, 2026 (or January 2, 2027, if it fully exercises its option to extend the date to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

As of December 31, 2025 and March 31, 2025, $2,445,000 were outstanding under all four promissory notes issued to the Prior Sponsor.

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

As of December 31, 2025 and March 31, 2025, $3,000,504 and $2,659,713 were outstanding, respectively, under all the promissory notes issued to JC Unify.

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

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of December 31, 2025 and March 31, 2025, the amount due to related party was $656,913.

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

As of December 31, 2025 and March 31,2025, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. The expense accrued under this agreement is $40,000 as of September 30, 2023. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023, to September 30, 2023 with no further extension. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of December 31, 2025 and March 31, 2025.

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

On October 29, 2021, the Company entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request. On November 9, 2023, the Company entered into an agreement with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of December 31, 2025 and March 31, 2025, the Company accrued $162,000 consulting fees.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company paid $150,000 on May 9, 2024. As of December 31, 2025 and March 31, 2025, a total amount of $261,263 (including $81,760 other legal fees) and $235,798 were outstanding and accrued, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of December 31, 2025.

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

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Date: February 4, 2026
	By:	/s/ Yu-Fang Chiu
Yu-Fang Chiu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)