Form 10-K
period 2026-03-31
International Media Acquisition Corp.
filed 2026-06-25
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

As of September 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,963,570.

As of June 25, 2026, there were 6,836,594 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL MEDIA ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended March 31, 2026

i

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “seek,” “would” and variations and similar words and expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on July 29, 2021. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Overview

International Media Acquisition Corp. (“IMAQ” or the “Company”) is a Delaware blank check company incorporated on January 15, 2021. The Company was form for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (a “business combination”). The Company has entered into a Merger Agreement with various parties as discussed below. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

If IMAQ does not consummate a business combination by July 2, 2026 (or until January 2, 2027 if we fully extend the date to consummate a business combination), then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend IMAQ’s certificate of incorporation to extend the date by which an initial business combination may be consummated.

Initial Public Offering, Private Placement and Offering Proceeds Held in Trust

The registration statement filed in connection with the Company’s initial public offering (“Initial Public Offering” or “IPO”) was declared effective on July 28, 2021. On August 2, 2021, IMAQ consummated the IPO of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, IMAQ consummated the sale of 714,400 units (the “Private Units”), at a price of $10.00 per Private Unit, in a private placement transaction with Content Creation Media LLC, IMAQ’s prior sponsor (the “Prior Sponsor”), generating gross proceeds of $7,144,000.

On August 6, 2021, in connection with the underwriters’ exercise in full of their option to purchase up to 3,000,000 additional Units to cover over-allotments, we consummated the sale of an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $30,000,000. Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional 82,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to the Prior Sponsor, generating gross proceeds of $825,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

Extensions of the Time to Consummate the Business Combination and Related Redemptions

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Initial Combination Period”). On July 27, 2022, at a special meeting of the Company’s stockholders (the “July 2022 Special Meeting”), the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Initial Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 20,858,105 shares of the Company’s common stock exercised their right to redeem such shares at a redemption price of approximately $10.03 per share.

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

On June 23, 2023, the fifth partial extension payment of $128,513 was deposited by the Company into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023.

On July 11, 2023, the sixth partial extension payment of $128,513 was deposited by the Company into the Company’s Trust Account to extend the May 2, 2023, deadline to August 2, 2023. On July 31, 2023, IMAQ held a special meeting of stockholders (the “July 2023 Special Meeting”). As approved by its stockholders at the July 2023 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “July 2023 Charter Amendment”) which became effective upon filing. The July 2023 Charter Amendment changed the date by which IMAQ must consummate a business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering.  In connection with the stockholders’ vote at the July 2023 Special Meeting, 63,395 shares of common stock were tendered for redemption. On July 31, 2023, following the stockholder approval, the Company filed the July 2023 Charter Amendment with the Secretary of State of the State of Delaware.

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

On January 2, 2024, IMAQ held a special meeting of stockholders (the “January 2024 Special Meeting”). As approved by its stockholders at the January 2024 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2024 Charter Amendment”) which became effective upon filing. The January 2024 Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders also approved an amendment to the amended and restated certificate of incorporation (the “NTA Charter Amendment”) to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Exchange Act of 1934, as amended. In connection with the January 2024 Special Meeting, the Company’s stockholders elected to redeem an aggregate of 934,193 shares of common stock at a redemption price of approximately $11.43 per share.

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

On December 30, 2024, IMAQ held an annual meeting of stockholders (the “December 2024 Annual Meeting”). As approved by its stockholders at the December 2024 Annual Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 (the “Combination Period”) provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028. In connection with the December 2024 Annual Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share). At December 31, 2024, the Company recorded an estimated liability of $7,919,296 payable to the redeemed public stockholders. The outstanding liability was subsequently paid on February 10, 2025.

On each of December 30, 2024, January 24, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, June 26, 2025, July 25, 2025, August 25, 2025, September 25, 2025, October 24, 2025, November 26, 2025, December 29, 2025, January 28, 2026, February 25, 2026, March 27, 2026, April 27, 2026 and May 29, 2026, the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to July 2, 2026.

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

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a merger agreement (the “Original Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (“VCI”) and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB”).

On April 30, 2026, parties to the Original Merger Agreement entered into an amended and restated merger agreement (as amended from time to time, the “Merger Agreement”) with (i) Ethanol Quang Nam Production Company Limited, a limited liability company incorporated under the Laws of Vietnam (“EQN”, together with VCI and their respective subsidiaries, the “Company Group”), (ii) Valix Limited, a British Virgin Islands business company (the “Purchaser”), and (iii) Newbio Merger Limited, a British Virgin Islands business company (“Merger Sub”), to amend and restate the Original Merger Agreement. The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the business combination, whereby (a) on the Share Purchase Closing Date (as defined in the Merger Agreement), the Company Group shall cause the shareholder of VCI (the “VCI Shareholders”) to sell, transfer, convey, assign and deliver to the Purchaser, and the Purchaser shall purchase, acquire and accept from the VCI Shareholders all of the issued and outstanding shares and other equity interests in or of VCI (such share purchase, the “Share Purchase”) in exchange for 98,000,000 Class A ordinary shares of the Purchaser (“Purchaser Class A Ordinary Shares”) and 2,000,000 Class B ordinary shares of the Purchaser (“Purchaser Class B Ordinary Shares”); (b) after the Share Purchase Closing Date (as defined in the Merger Agreement), Merger Sub will merge with and into the Company with the Company being the surviving entity (the “Reincorporation Merger Surviving Corporation”) and becoming a wholly owned subsidiary of the Purchaser (the “Reincorporation Merger”), and (c) following the Reincorporation Merger, the Reincorporation Merger Surviving Corporation shall convert to a business company with limited liability of the British Virgin Islands (the “Redomestication”). The Merger Agreement and the transactions contemplated therein were unanimously approved by the board of directors of the Company. In addition to the foregoing, on the date on which the Closing (as defined below) occurs, the Purchaser shall issue and deliver (i) the Additional Closing Shares, (ii) the Debt Shares and (iii) the Commitment Shares; each as described in the Merger Agreement.

Following the closing of the Reincorporation Merger (the “Closing”), certain shareholders (the “Earnout Shareholders”) shall have the right to receive up to an aggregate of 27,000,000 Purchaser Class A Ordinary Shares (subject to equitable adjustment for share splits, dividends, and similar events), which shall vest as follows: (i) 10,000,000 Purchaser Class A Ordinary Shares if the volume-weighted average price of the Class A Ordinary Shares equals or exceeds $15.00 over any 20 trading days within any 30 trading day period during the five years following the Closing; (ii) 15,000,000 Purchaser Class A Ordinary Shares if the consolidated revenue and other income equals or exceeds $500,000,000 for any four consecutive fiscal quarters during the five years commencing from the first day of the fiscal quarter following the Closing; and (iii) 2,000,000 Purchaser Class A Ordinary Shares if the Purchaser declares a dividend of at least $20,000,000 in cash or equivalent value in treasury shares within three years following the Closing.

The Share Purchase, the Reincorporation Merger, the Redomestication, and other transactions contemplated by the Merger Agreement (the “VCI Business Combination”) are expected to be consummated after obtaining the required approval by the shareholders of the Company and VCI and the satisfaction of certain other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Original Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Original Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 5, 2026, and incorporated by reference herein.

Voting and Support Agreements

Concurrently with the execution of the Original Merger Agreement, IMAQ, VCI, VNB and a shareholder of VCI (the “Supporting Shareholder”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which the Supporting Shareholder has agreed, among other things, to vote in favor of the share purchase, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company and the Purchaser or the VCI for consummation of the share purchase and the other transactions contemplated by the Merger Agreement.

In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of VCI owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the closing of the share purchase, (b) the termination of the Merger Agreement, and (c) written agreement with the Supporting Shareholder and the Company and Purchaser.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Original Merger Agreement, IMAQ and certain principal shareholders (the “Principal Shareholders”) of VNB and VCI entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the Company and the Purchaser that the representations and warranties contained in Article IV of the Original Merger Agreement (Representations and Warranties of the Company Group) is true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

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

In connection with the consummation of the transactions contemplated by a business combination agreement (the “BCA Closing”), the Company will assign the Equity Line Agreement to the Purchaser and the Purchaser shall be deemed to be the Company as if it were the original signatory to the Equity Line Agreement.

Pursuant to terms of the Equity Line Agreement, the Company is required to use its commercially reasonable efforts to file with the SEC a registration statement covering the shares to be acquired by the Investor within thirty (30) days following the date of the BCA Closing.

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

During the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver written purchase notices (each a “Regular Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of any such notice, the “Regular Purchase Notice Date”). The Investor’s purchase price will be the lower of (i) the closing price of the Company’s common Stock prior to the receipt of the applicable Regular Purchase Notice or (ii) the product of (a) the lowest daily volume-weighted average price of the Company’s common stock during the two (2) consecutive business days commencing on and including the Regular Purchase Notice Date and (b) ninety-eight percent (98%). Investor’s committed obligation under each Regular Purchase Notice shall not exceed $5,000,000 and the number of share sold pursuant to the Regular Purchase Notice may not exceed the lesser of (i) 40% of the previous 5-days’ Average Daily Trading Volume immediately preceding receipt of the Regular Purchase Notice or (ii) $5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five (5) Business Days immediately preceding the receipt of the Regular Purchase Notice (the “Regular Purchase Limit”). Notwithstanding the foregoing, Investor may waive the Regular Purchase Limit at any time to allow the Investor to purchase additional shares under a Regular Purchase Notice.

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

The Investor’s committed obligation under the Rapid Purchase Notice shall not exceed $5,000,000, and the number of shares sold pursuant to the Rapid Purchase Notice may not exceed $5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five Business Days immediately preceding receipt of the subject Purchase Notice. Notwithstanding the foregoing, Investor may waive the Rapid Purchase Notice Limit at any time to allow the Investor to purchase additional shares under the Rapid Purchase Notice.

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

In consideration of the Investor’s execution and delivery of the Equity Line Agreement, the Company shall cause the Transfer Agent to issue common stock equal to $1,000,000 divided by the closing price of the Company’s Common stock on the earlier of (i) the Business Day prior to the effectiveness of the Registration Statement and (ii) the Business Day prior to the date that the Investor delivers a written request to the Company for the Commitment Shares (provided that such request cannot be within 180 days following the Closing). For the avoidance of doubt, all of the Commitment Shares shall only be fully earned upon a successful Closing with VCI and the issuance of the Commitment Shares is contingent upon the Closing with VCI.

The foregoing description of the Equity Line Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Equity Line Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Securities Purchase Agreement

On November 10, 2023, the Company entered into a Securities Purchase Agreement (“2023 SPA”) with JC Unify Capital (Holdings) Limited, a BVI company (“JC Unify” or  the “Buyer”), the Prior Sponsor, and Shibasish Sarkar, (“Seller”, together with the Prior Sponsor the “Sellers”), and as amended on January 31, 2024 (the “Securities Purchase Agreement”), pursuant to which the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 Founder Shares and 657,675 private placement units of the Company, which represents 76% of the total Company Securities (as defined in the Securities Purchase Agreement) owned by the Prior Sponsor for an aggregate purchase price of $1.00.

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

VCI Loan Agreement

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to VCI and VNB (collectively referred to as the “Borrower”) to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company. As of March 31,2026, the Company had provided the full $499,900 loan to VCI pursuant to this agreement.

The VCI Loan bears no interest and the Borrower shall repay the principal amount of the VCI Loan within thirty (30) days of the earlier of: (i) the termination of the Merger Agreement, except where such termination shall have resulted from material breach by the Company of the Merger Agreement, then the VCI Loan shall be waived, (ii) the date on which the parties determine that the parties will not be able to consummate the Transaction. VCI and VNB will be jointly and severally liable for the repayment of the principal amount of the VCI Loan. Upon a successful consummation of the Transaction, the VCI Loan repayment may be waived at the option of the Borrower.

The foregoing description of the VCI Loan Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the VCI Loan Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Amendments to Unsecured Promissory Notes – Related Party

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

Issuance of Promissory Notes – JC Unify

On January 31, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,300,000 (the “January 2024 Promissory Note”) to the Buyer. Pursuant to the January 2024 Promissory Note, the Buyer agreed to loan to the Company an aggregate amount of up to $1,300,000. The January 2024 Promissory Note shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. Such January 2024 Promissory Note is convertible into units having the same terms and conditions as the private placement units, at the price of $10.00 per unit, at the option of the Buyer. The January 2024 Promissory Note does not bear interest. As additional consideration for the Buyer making the January 2024 Promissory Note available to the Company, the Company shall issue to the Buyer (a) 100,000 new units at the closing of the Business Combination, which shall be identical in all respects to the private placement units issued at the Company’s initial public offering (the “New Units”), and (b) 847,675 shares of Common Stock of the Company (the “Additional Securities”) of which (i) 250,000 of the Additional Securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall be registered for resale pursuant to the first registration statement filed by the Company or the surviving entity in connection with the closing of the Business Combination, or if no such registration statement is filed in connection with the closing of the Business Combination, the first registration statement filed subsequent to the closing of the Business Combination, which will be filed no later than 30 days after the closing of the Business Combination and declared effective no later than 60 days after the closing of the Business Combination; and (ii) 657,675 of the Additional Securities shall be subject to the same terms and conditions applied to the insider shares described in the Prospectus. The Additional Securities and New Units shall be issued to the Buyer in conjunction with the closing of a Business Combination.

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

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to the Buyer. Pursuant to Promissory Note C, the Buyer agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest. The proceeds of the Promissory Note C will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

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

As of March 31, 2026 and 2025, $2,900,000 and $2,659,713 were outstanding under all the JC Unify promissory notes issued to the Buyer, respectively.

Issuance of Unsecured Promissory Note – Wei-Hua Chang

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

As of March 31, 2026 and 2025, $674,672 and $0 were outstanding under Promissory Note E, respectively.

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

On February 13, 2024, the Company held its annual meeting of stockholders (the “2024 February Annual Meeting”). At the 2024 February Annual Meeting, Sanjay Wadhwa and Shibasish Sarkar were appointed as Class I directors with a term expiring at the Company’s annual general meeting to be held in 2025; Claudius Tsang and Yu-Ping Edward Tsai were appointed as Class II directors with a term expiring at the Company’s annual meeting to be held in 2026; and Daung-Yen Lu, Yao Chin Chen, and Chih Young Hung were appointed as Class III directors with a term expiring at the Company’s annual meeting to be held in 2027.

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

Our Prior Sponsor, officers, and directors have agreed that we will have until July 2, 2026 (or until January 2, 2027 if we fully extend the date to consummate a business combination) to complete our initial business combination (the “Combination Period”). If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights or private placement warrants. The warrants and rights will expire worthless if we fail to complete our initial business combination within the Combination Period.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our execution of a merger agreement in connection with an initial business combination and (2) July 2, 2026 (or January 2, 2027, if we fully extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

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

Automatic Dissolution and Subsequent Liquidation of the Trust Account if No Business Combination

If IMAQ does not consummate the Business Combination and fails to consummate an initial business combination by July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), then, pursuant to the amended and restated certificate of incorporation, IMAQ will be required to dissolve and liquidate as soon as reasonably practicable, unless IMAQ seeks stockholder approval to amend and restate IMAQ’s certificate of incorporation to extend the date by which the Company has to consummate a business combination. As a result, this has the same effect as if IMAQ had formally gone through a voluntary liquidation procedure under Delaware law. Accordingly, no vote would be required from the IMAQ stockholders to commence such a voluntary winding up, dissolution and liquidation. If IMAQ is unable to consummate the Business Combination within the Combination Period, it will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Prior Sponsor has agreed not to propose, or vote in favor, of an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination by July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. In the event of its dissolution and liquidation, the IMAQ warrants and rights will expire and will be worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of IMAQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event IMAQ does not complete its business combination by July 2, 2026 (unless extended) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of IMAQ’s trust account distributed to its public stockholders upon the redemption of its public shares in the event IMAQ does not complete its business combination by July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If IMAQ is unable to complete its business combination by July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), IMAQ will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As such, IMAQ’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of such date.

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

IMAQ’s public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of its public shares if IMAQ does not complete its business combination by July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to its amended and restated certificate of incorporation to modify the substance or timing of its obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if IMAQ has not consummated an initial business combination by July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), or (b) completion of an initial business combination, and then only in connection with those public shares that such stockholder properly) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) IMAQ’s elected to redeem, subject to the limitations described in the final prospectus IMAQ filed with the SEC on July 29, 2021. In no other circumstances will a stockholder has any right or interest of any kind to or in the trust account.

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

VCI is located in Vietnam. However, if we were to pursue an alternative business combination with an entity with its principal business operations in China (including Hong Kong and Macau) (a “China-based target”), we may be subject to Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 (the “HFCAA”) and related regulations if we pursue an opportunity with a foreign company. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to the AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two years. For instance, the HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws.

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

As more fully discussed in “Conflict of Interest,” all of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations. As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of a merger agreement in connection with an initial business combination and (2) July 2, 2026 (or January 2, 2027, if we exercise the option to extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our execution of a merger agreement in connection with an initial business combination and (2) July 2, 2026 (or January 2, 2027, if we exercise the option to extend the date to consummate a business combination). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial technical, human and other resources than us. Our ability to acquire a target business will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding private placement units, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to register the resale of the Founder Shares, as well as the Private Units (and underlying securities) and any securities issued to our initial stockholders, officers, directors or their affiliates upon conversion of Working Capital Loans (if any); and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide Risk Factors in this Annual Report on Form 10-K. However, in addition to the risk factors disclosed in the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the U.S. Securities and Exchange Commission (the “SEC”) and in the Company’s prospectus filed with the SEC on July 29, 2021, the Company has identified the below-listed additional risk factors. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

We believe that the approval of the China Securities Regulatory Commission is not required

As a blank check company incorporated in Delaware rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we did not generate any revenue or profit nor have any asset in China or from any operation in China as documented in our audited consolidated financial statements for the fiscal year ended in March 31, 2026. As a result, we believe that we do not meet the criteria of a domestic company in the PRC as set forth in New Administrative Rules Regarding Overseas Listings. In addition, as we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are a “network platform operator(s)”, or subject to the cybersecurity review of the CAC, nor subject to Confidentiality and Archives Administration Provisions for the offering.

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

Notwithstanding the foregoing, in the event that we decide to consummate our Business Combination with a China-based Target, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCA Act and could cause us to fail to be in compliance with U.S. securities laws and regulations. If our securities are delisted and prohibited from being traded on a national securities exchange or in the over the counter trading market in the U.S. due to the PCAOB not being able to conduct inspections or full investigations of our auditor, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a China-based company, our access to the U.S. capital markets and the price of our shares.

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

As of March 31, 2026, the Company had $0 in cash outside of the Trust Account, and a working capital deficit of $7,219,045. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, if the Company is unable to complete a business combination by July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete the VCI Business Combination. If we fail to consummate an initial business combination prior to July 2, 2026 (or January 2, 2027, if we exercise our option to extend the date to consummate a business combination or unless otherwise extended) because the review exceeds such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of the funds in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There are no assurances that we will be able to complete the Business Combination with the Target Group or an initial business combination.

The Company can provide no assurances that the Business Combination with the Target Group or any initial business combination will be consummated by July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. The Company expects to seek stockholder approval of any initial business combination following the SEC declaring a registration statement on Form F-4/S-4 effective, which will include our preliminary proxy statement/prospectus for the Business Combination with the Target Group (the “Registration Statement”). We are required to offer public stockholders redemption rights again in connection with any stockholder vote to approve an initial business combination. Even if an initial business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with stockholder votes on any initial business combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

We were required by the Nasdaq Listing Rules to consummate an initial business combination within 36 months of the effectiveness of our Initial Public Offering registration statement. As a result of our failure to consummate an initial business combination within this time period, our securities were delisted.

Pursuant to IM-5101-2(b) of the Nasdaq Listing Rules, we were required to consummate an initial business combination within 36 months of the effectiveness of our Initial Public Offering registration statement, or by August 8, 2024 (the “Nasdaq Deadline”). We did not complete our Initial Business Combination prior to the Nasdaq Deadline. As a result, we were in violation of Nasdaq IM-5101-2.

As previously reported, on July 30, 2024, the Company received a notice (“Delisting Notice”) from the Listing Qualifications Staff of Nasdaq, which stated that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by August 6, 2024 for additional time to complete a business combination, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on August 8, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

On August 8, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted on Over-the-Counter (OTC) markets under the same symbols.

The following material consequence may occur as a result of our delisting:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with being listed on Nasdaq;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage; and

●	we would likely lose any active trading market for our securities, as our securities are currently traded only on OTC markets

The Buyer, our insiders, officers, and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

The Buyer, our insiders, officers, and directors collectively beneficially own approximately 70% of our issued and outstanding shares of common stock. In addition, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders, officers, and directors have agreed to vote the shares of common stock owned by them immediately before the Initial Public Offering as well as any shares of common stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

If we seek stockholder approval of our business combination, our Sponsor, founders, directors, officers, and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, founders, directors, officers, or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our Sponsor, founders, directors, officers, or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares of common stock is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, founders, directors, officers, or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares of common stock. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, founders, directors, officers, or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Our board of directors is divided into three classes and, therefore, our insiders will continue to exert control over us until the closing of a business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our insiders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our insiders will continue to exert control at least until the consummation of our initial business combination.

Our management team is not experienced in pursuing business combinations on behalf of blank check companies.

Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

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

Holders of Record

As of March 31, 2026, there were 6,836,594 of our shares of common stock issued and outstanding held by approximately 10 stockholders of record (including shares underlying units). The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

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

On each of December 30, 2024, January 24, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, June 26, 2025, July 25, 2025, August 25, 2025, September 25, 2025, October 24, 2025, November 26, 2025, December 29, 2025, January 28, 2026, February 25, 2026, March 27, 2026, April 27, 2026 and May 29, 2026, the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to July 2, 2026.

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

Lock-Up Agreements

On March 11, 2025, in connection with the closing of the Securities Purchase Agreement, the Company entered into the Lock-up Agreements with the Prior Sponsor and Ontogeny Capital LTD (“Ontogeny”, and together with the Prior Sponsor, the “Locked-up Parties”), respectively, pursuant to which the Locked-up Parties agreed, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any shares of common stock of IMAQ, any shares of common stock of IMAQ received or issuable upon settlement of restricted share units or the exercise of options or warrants to purchase any shares of common stock of IMAQ, or any securities convertible into or exercisable or exchangeable for any shares of common stock of IMAQ, in each case, held by, or beneficially owned by, the Locked-up Parties immediately after the closing of the Business Combination, for a period of 12-month after the closing of the Business Combination.

The foregoing description of the Lock-Up Agreements do not purport to be complete and are qualified in its entirety by the terms and conditions of the Lock-Up Agreements dated March 11, 2025, copies of which are filed as Exhibit 10.5, and Exhibit 10.6, respectively, to the Current Report on Form 8-K filed on March 14, 2025, and incorporated by reference herein.

Joinder Agreement

In connection with its IPO, the Company entered into the Stock Escrow Agreement on July 28, 2021 (the “Stock Escrow Agreement”), with Continental Stock Transfer & Trust Company as the Escrow Agent (the “Escrow Agent”), and the Initial Stockholders (as defined in the Stock Escrow Agreement) of the Company.

On March 11, 2025, the Buyer entered into the Joinder Agreement (the “Joinder Agreement”) with IMAQ and the Escrow Agent, pursuant to which the Buyer agreed to be deemed a party to the Stock Escrow Agreement, to be bound by, and to comply with the Stock Escrow Agreement as an Initial Stockholder in the same manner as if it was an original signatory to the Stock Escrow Agreement.

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

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a merger agreement (the “Original Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (the “VCI”) and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB”).

On April 30, 2026, parties to the Original Merger Agreement entered into an amended and restated merger agreement (as amended from time to time, the “Merger Agreement”) by and among (i) Ethanol Quang Nam Production Company Limited (“EQN”, together with VCI and their respective subsidiaries, the “Company Group”), (ii) Valix Limited, a British Virgin Islands business company (the “Purchaser”), and (iii) Newbio Merger Limited, a British Virgin Islands business company (“Merger Sub”), to amend and restate the Original Merger Agreement. The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the business combination, whereby (a) on the Share Purchase Closing Date (as defined in the Merger Agreement), the Company Group shall cause the shareholder of VCI (the “VCI Shareholders”) to sell, transfer, convey, assign and deliver to the Purchaser, and the Purchaser shall purchase, acquire and accept from the VCI Shareholders all of the issued and outstanding shares and other equity interests in or of VCI (such share purchase, the “Share Purchase”) in exchange for 98,000,000 Class A ordinary shares of the Purchaser (“Purchaser Class A Ordinary Shares”) and 2,000,000 Class B ordinary shares of the Purchaser (“Purchaser Class B Ordinary Shares”); (b) after the Share Purchase Closing Date (as defined in the Merger Agreement), Merger Sub will merge with and into the Company with the Company being the surviving entity (the “Reincorporation Merger Surviving Corporation”) and becoming a wholly owned subsidiary of the Purchaser (the “Reincorporation Merger”), and (c) following the Reincorporation Merger, the Reincorporation Merger Surviving Corporation shall convert to a business company with limited liability of the British Virgin Islands (the “Redomestication”). The Merger Agreement and the transactions contemplated therein were unanimously approved by the boards of directors of the Company. In addition to the foregoing, on the date on which the Closing (as defined below) occurs, the Purchaser shall issue and deliver (i) the Additional Closing Shares, (ii) the Debt Shares and (iii) the Commitment Shares; each as described in the Merger Agreement.

Following the closing of the Reincorporation Merger (the “Closing”), certain shareholders (the “Earnout Shareholders”) shall have the right to receive up to an aggregate of 27,000,000 Purchaser Class A Ordinary Shares (subject to equitable adjustment for share splits, dividends, and similar events), which shall vest as follows: (i) 10,000,000 Purchaser Class A Ordinary Shares if the volume-weighted average price of the Class A Ordinary Shares equals or exceeds $15.00 over any 20 trading days within any 30 trading day period during the five years following the Closing; (ii) 15,000,000 Purchaser Class A Ordinary Shares if the consolidated revenue and other income equals or exceeds $500,000,000 for any four consecutive fiscal quarters during the five years commencing from the first day of the fiscal quarter following the Closing; and (iii) 2,000,000 Purchaser Class A Ordinary Shares if the Purchaser declares a dividend of at least $20,000,000 in cash or equivalent value in treasury shares within three years following the Closing.

The Share Purchase, the Reincorporation Merger, the Redomestication, and other transactions contemplated by the Merger Agreement (the “VCI Business Combination”) are expected to be consummated after obtaining the required approval by the shareholders of the Company and VCI and the satisfaction of certain other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Original Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Original Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 5, 2026, and incorporated by reference herein.

Voting and Support Agreements

Concurrently with the execution of the Original Merger Agreement, IMAQ, VCI, VNB and a shareholder of VCI (the “Supporting Shareholder”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholder has agreed, among other things, to vote in favor of the share purchase, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company and the Purchaser or VCI for consummation of the share purchase and the other transactions contemplated by the Original Merger Agreement.

In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of VCI owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the closing of the share purchase, (b) the termination of the Merger Agreement, and (c) written agreement of the applicable Support Agreement and the Company and the Purchaser.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Original Merger Agreement, IMAQ and certain principal shareholders of VNB (the “Principal Shareholders”) and VCI entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the Company and the Purchaser that the representations and warranties contained in Article IV (Representations and Warranties of the Company Group) of the Original Merger Agreement was true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

The foregoing description of the RW Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the RW Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

VCI Loan Agreement

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to VCI and VNB (collectively referred to as the “Borrower”) to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company. As of March 31,2026, the Company provided $499,900 loan to VCI in pursuant to this agreement.

The VCI Loan bears no interest and the Borrower shall repay the principal amount of the VCI Loan within thirty (30) days of the earlier of: (i) the termination of the Merger Agreement, except where such termination shall have resulted from material breach by the Company of the Merger Agreement, then the VCI Loan shall be waived, (ii) the date on which the parties determine that the parties will not be able to consummate the Transaction. VCI and VNB will be jointly and severally liable for the repayment of the principal amount of the VCI Loan. Upon a successful consummation of the Transaction, the VCI Loan repayment may be waived at the option of the Borrower.

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

In connection with the consummation of the transactions contemplated by a business combination agreement (the “BCA Closing”), the Company will assign the Equity Line Agreement to the Purchaser and the Purchaser shall be deemed to be the Company as if it were the original signatory to the Equity Line Agreement.

Pursuant to terms of the Equity Line Agreement, the Company is required to use its commercially reasonable efforts to file with the SEC a registration statement covering the shares to be acquired by the Investor within thirty (30) days following the BCA Closing.

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

During the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver written purchase notices (each a “Regular Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of any such notice, the “Regular Purchase Notice Date”). the Investor’s purchase price will be the lower of (i) the closing price of the Company’s common Stock prior to the receipt of the applicable Regular Purchase Notice or (ii) the product of (a) the lowest daily volume-weighted average price of the Company’s common stock during the two (2) consecutive business days commencing on and including the Regular Purchase Notice Date and (b) ninety-eight percent (98%). Investor’s committed obligation under each Regular Purchase Notice shall not exceed $5,000,000 and the number of share sold pursuant to the Regular Purchase Notice may not exceed the lesser of (i) 40% of the previous 5-days’ Average Daily Trading Volume immediately preceding receipt of the Regular Purchase Notice or (ii) $5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five (5) Business Days immediately preceding the receipt of the Regular Purchase Notice (the “Regular Purchase Limit”). Notwithstanding the foregoing, Investor may waive the Regular Purchase Limit at any time to allow the Investor to purchase additional shares under a Regular Purchase Notice.

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

In consideration of the Investor’s execution and delivery of the Equity Line Agreement, the Company shall cause the Transfer Agent to issue common stock equal to $1,000,000 divided by the closing price of the Company’s Common stock on the earlier of (i) the Business Day prior to the effectiveness of the Registration Statement and (ii) the Business Day prior to the date that the Investor delivers a written request to the Company for the Commitment Shares (provided that such request cannot be within 180 days following the Closing). For the avoidance of doubt, all of the Commitment Shares shall only be fully earned upon a successful Closing with VCI and the issuance of the Commitment Shares is contingent upon the Closing with VCI.

The foregoing description of the Equity Line Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Equity Line Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2025, and incorporated by reference herein.

Issuance of Unsecured Promissory Note – Wei-Hua Chang

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through March 31, 2026, were organizational activities, those necessary to prepare for the IPO, and, after IPO, related to identifying a target company and executing a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended March 31, 2026, we had a net loss of $344,794 which reflects the combined effects of interest income on investments held in the trust account of $126,434 and change in warrant liability of $7,093, offset by operating costs of $460,999 and income tax provision of $17,322.

For the year ended March 31, 2025, we had a net loss of $408,107, which reflects the combined effects of interest income on investments held in the trust account of $502,745 and change in warrant liability of $12,749, offset by operating costs of $800,845 (net of $142,306 liabilities written back), and income tax provision of $122,756.

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

As of March 31, 2026, the Company had no cash and a working capital deficit of $7,219,045. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by July 2, 2026 (or January 2, 2027, if it fully exercises its option to extend the date to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026 and 2025.

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

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a merger agreement (the “Original Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (the “VCI”) and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB”).

On April 30, 2026, parties to the Original Merger Agreement entered into the Merger Agreement by and among (i) EQN (ii) the Purchaser, and (iii) Merger Sub, to amend and restate the Original Merger Agreement. The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the business combination, whereby (a) on the Share Purchase Closing Date (as defined in the Merger Agreement), the Company Group shall cause the VCI Shareholders to sell, transfer, convey, assign and deliver to the Purchaser, and the Purchaser shall purchase, acquire and accept from the VCI Shareholders all of the issued and outstanding shares and other equity interests in or of VCI (such share purchase, the “Share Purchase”) in exchange for 98,000,000 Purchaser Class A Ordinary Shares and 2,000,000 Purchaser Class B Ordinary Shares; (b) after the Share Purchase Closing Date (as defined in the Merger Agreement), Merger Sub will merge with and into the Company with the Company being the surviving entity (the “Reincorporation Merger Surviving Corporation”) and becoming a wholly owned subsidiary of the Purchaser (the “Reincorporation Merger”), and (c) following the Reincorporation Merger, the Reincorporation Merger Surviving Corporation shall convert to a business company with limited liability of the British Virgin Islands (the “Redomestication”). The Merger Agreement and the transactions contemplated therein were unanimously approved by the board of directors of the Company. In addition to the foregoing, on the date on which the Closing occurs, the Purchaser shall issue and deliver (i) the Additional Closing Shares, (ii) the Debt Shares and (iii) the Commitment Shares; each as described in the Merger Agreement.

Following the Closing, Earnout Shareholders shall have the right to receive up to an aggregate of 27,000,000 Purchaser Class A Ordinary Shares (subject to equitable adjustment for share splits, dividends, and similar events), which shall vest as follows: (i) 10,000,000 Purchaser Class A Ordinary Shares if the volume-weighted average price of the Class A Ordinary Shares equals or exceeds $15.00 over any 20 trading days within any 30 trading day period during the five years following the Closing; (ii) 15,000,000 Purchaser Class A Ordinary Shares if the consolidated revenue and other income equals or exceeds $500,000,000 for any four consecutive fiscal quarters during the five years commencing from the first day of the fiscal quarter following the Closing; and (iii) 2,000,000 Purchaser Class A Ordinary Shares if the Purchaser declares a dividend of at least $20,000,000 in cash or equivalent value in treasury shares within three years following the Closing.

The VCI Business Combination are expected to be consummated after obtaining the required approval by the shareholders of the Company and VCI and the satisfaction of certain other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Original Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Original Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 5, 2026, and incorporated by reference herein.

Voting and Support Agreements

Concurrently with the execution of the Original Merger Agreement, IMAQ, VCI, VNB and a shareholder of VCI (the “Supporting Shareholder”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholder has agreed, among other things, to vote in favor of the share purchase, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company and the Purchaser or VCI for consummation of the share purchase and the other transactions contemplated by the Merger Agreement.

In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of VCI owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the closing of the share purchase, (b) the termination of the Merger Agreement, and (c) written agreement of the applicable Support Agreement and the Company and the Purchaser.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Original Merger Agreement, IMAQ and certain principal shareholders of VNB (the “Principal Shareholders”) and VCI entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the Company and the Purchaser that the representations and warranties contained in Article IV (Representations and Warranties of the Company Group) of the Original Merger Agreement was true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

The foregoing description of the RW Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the RW Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein

 VCI Loan Agreement

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on April 9, 2025, the Company entered into the Original Merger Agreement on April 3, 2025 with VNB and VCI (collectively referred to as the “Borrower”).

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to the Borrower to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company. As of March 31,2026, the Company provided $499,900 loan to VCI in pursuant to this agreement.

The VCI Loan bears no interest and the Borrower shall repay the principal amount of the VCI Loan within thirty (30) days of the earlier of: (i) the termination of the Merger Agreement, except where such termination shall have resulted from material breach by the Company of the Merger Agreement, then the VCI Loan shall be waived, (ii) the date on which the parties determine that the parties will not be able to consummate the Transaction. VCI and VNB will be jointly and severally liable for the repayment of the principal amount of the VCI Loan. Upon a successful consummation of the Transaction, the VCI Loan repayment may be waived at the option of the Borrower.

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

In connection with the consummation of the transactions contemplated by a business combination agreement (the “BCA Closing”), the Company will assign the Equity Line Agreement to the Purchaser and the Purchaser shall be deemed to be the Company as if it were the original signatory to the Equity Line Agreement.

Pursuant to terms of the Equity Line Agreement, the Company is required to use its commercially reasonable efforts to file with the SEC a registration statement covering the shares to be acquired by the Investor within thirty (30) days following the BCA Closing.

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

During the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver written purchase notices (each a “Regular Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of any such notice, the “Regular Purchase Notice Date”). the Investor’s purchase price will be the lower of (i) the closing price of the Company’s common Stock prior to the receipt of the applicable Regular Purchase Notice or (ii) the product of (a) the lowest daily volume-weighted average price of the Company’s common stock during the two (2) consecutive business days commencing on and including the Regular Purchase Notice Date and (b) ninety-eight percent (98%). Investor’s committed obligation under each Regular Purchase Notice shall not exceed $5,000,000 and the number of share sold pursuant to the Regular Purchase Notice may not exceed the lesser of (i) 40% of the previous 5-days’ Average Daily Trading Volume immediately preceding receipt of the Regular Purchase Notice or (ii) $5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five (5) Business Days immediately preceding the receipt of the Regular Purchase Notice (the “Regular Purchase Limit”). Notwithstanding the foregoing, Investor may waive the Regular Purchase Limit at any time to allow the Investor to purchase additional shares under a Regular Purchase Notice.

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

In consideration of the Investor’s execution and delivery of the Equity Line Agreement, the Company shall cause the Transfer Agent to issue common stock equal to $1,000,000 divided by the closing price of the Company’s Common stock on the earlier of (i) the Business Day prior to the effectiveness of the Registration Statement and (ii) the Business Day prior to the date that the Investor delivers a written request to the Company for the Commitment Shares (provided that such request cannot be within 180 days following the Closing). For the avoidance of doubt, all of the Commitment Shares shall only be fully earned upon a successful Closing with VCI and the issuance of the Commitment Shares is contingent upon the Closing with VCI.

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

On February 14, 2023, the Company issued the February 2023 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

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

As of March 31, 2026 and 2025, $2,445,000 and 2,445,000 were outstanding under all the promissory notes issued to the Prior Sponsor.

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

As of March 31, 2026 and 2025, $2,900,000 and $2,659,713 were outstanding, respectively, under all the promissory notes issued to JC Unify.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees, and the Buyer to pay various expenses of the Company. As of March 31, 2026 and 2025, the amount due to related parties was $656,913.

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

As of March 31, 2026 and 2025, the Company had no borrowings under the related party loans.

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

As of March 31, 2026 and 2025, $674,672 and $0 were outstanding, respectively, under all the Promissory Note E issued to Wei-Hua Chang.

Polar Loan Agreement

On January 24, 2023, the Company entered into a Loan and Transfer Agreement (“Polar Loan Agreement”), by and among the Company, the Prior Sponsor, and NPIC Limited (“NPIC”), pursuant to which the Prior Sponsor is permitted to borrow $385,541 (the “Polar Initial Loan”) and $128,513 per month, at the Company’s discretion (each a “Polar Monthly Loan” and collectively with the Polar Initial Loan, the “Polar Loan”) which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Polar Loan Agreement, the Polar Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

As additional consideration for NPIC making the Polar Initial Loan available to the Prior Sponsor, the Company shall issue 500,000 shares of Common Stock to NPIC (the “Initial Securities”), and as additional consideration for NPIC making each Polar Monthly Loan available to the Prior Sponsor, the Company shall issue 166,700 shares of Common Stock to NPIC for each Monthly Loan. Such securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the de-SPAC Closing in connection with the de-SPAC Closing, or if no such registration statement is filed in connection with the de-SPAC Closing, the first registration statement filed subsequent to the de-SPAC Closing, which will be filed no later than 45 days after the de-SPAC Closing and declared effective no later than 90 days after the de-SPAC Closing.

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

Chief Financial Officer Agreement

On February 8, 2021, we entered into an agreement with Vishwas Joshi to act as our Chief Financial Officer for a period of twenty-four months from the date of listing of the Company on NASDAQ. We have agreed to pay Mr. Joshi up to $400,000, subject to successfully completing our initial business combination. If we do not complete a business combination, we have agreed to pay Mr. Joshi $40,000. On November 9, 2023, the Company entered into an agreement with Vishwas Joshi, whereby Vishwas Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in accordance with the Chief Financial Officer Agreement, as full and final satisfaction of all and any service fees owed to Vishwas Joshi by the Company. The shares will be issued concurrently with the closing of the Business Combination. As of March 31, 2026, we have accrued $360,000 service fees.

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

On October 29, 2021, the Company entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021 and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request. On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of March 31, 2026, the Company accrued $162,000 consulting fees.

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

On June 28, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which we engaged Baker to provide Purchase Price Allocation (“PPA”) study in accordance with the extant provision of U.S. GAAP ASC 805. In consideration for the services Baker will provide to us, we agreed to pay Baker a total estimated fee of $24,000. The engagement ended in 2022.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of March 31, 2026 and 2025, the total amounts of $273,853 and $235,798 were outstanding and accrued, respectively.

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

Net Loss Per Share of Common Stock

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net loss per share. Warrants and rights issued in connection with the Initial Public Offering and private placement have been excluded from the diluted earnings per share calculation. As these warrants are not exercisable until the consummation of a Business Combination, the diluted net income or loss per share remains identical to the basic net income or loss per share.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

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

On July 22, 2021, the Prior Sponsor sold 30,000 of its Founder Shares to each of its five independent directors (the “Initial Independent Directors”) (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founder Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founder Shares. The value of the Founder Shares sold to the Initial Independent Directors was determined to be $787,500 as of July 22, 2021.

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

On January 24, 2023, the Company entered into the Polar Loan Agreement, by and among the Company, the Prior Sponsor, and NPIC, pursuant to which the Prior Sponsor was permitted to borrow the Polar Initial Loan and the Polar Monthly Loan (collectively with the Polar Initial Loan, the “Polar Loan”), which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. As additional consideration for NPIC making the Polar Initial Loan available to Sponsor, the Company shall issue the Initial Securities to NPIC, and as additional consideration for NPIC making each Polar Monthly Loan available to Sponsor, the Company shall issue 166,700 shares of Common Stock to NPIC for each Monthly Loan (up to 500,100 shares of common stock).

On September 8, 2023, the Company entered into a subscription agreement (“Polar Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”), whereby Polar agreed to fund up to $128,000 (the “Investor Capital Contribution”) to the Prior Sponsor which in turn be loaned by the Prior Sponsor to IMAQ, to cover working capital expenses. In consideration for the Investor Capital Contribution, the Company shall issue to Polar one share of Class A Ordinary Shares for each dollar of the Investor’s Capital Contribution (128,000 shares of common stock) at the closing of the Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also have a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we failed to maintain an effective internal control over financial reporting as of March 31, 2026.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 31, 2026.

Name	Age	Position
Yu-Fang Chiu	52	Director, Chief Executive Officer and Chief Financial Officer
Ming-Hsien Hsu	45	Independent Director
Tao-Chou Chang	55	Independent Director
Hsu-Kao Cheng	35	Independent Director

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

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is filed as Exhibit 19.1 to the Annual Report on Form 10-K filed on July 15, 2025, and incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Finance Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of March 31, 2026.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of June 25, 2026, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. As of June 25, 2026, we had 6,836,594 of our shares of common stock issued and outstanding. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon conversion of the rights or exercise of the warrants, as the rights and warrants are not exercisable within 60 days.

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

On July 22, 2021, the Prior Sponsor sold 30,000 of its Founder Shares to each of the Initial Independent Directors (or 150,000 Founder Shares in total) for cash consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founder Shares. The value of the Founder Shares sold to the Initial Independent Directors was determined to be $787,500 as of July 22, 2021. As such, the Company recognized compensation expense of $786,848 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Prior Sponsor sold 25,000 of its Founder Shares to the Additional Independent Director for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founder Shares. The value of the Founder Shares sold to the Additional Independent Director was determined to be $141,250 as of September 17, 2021. As such, the Company recognized compensation expense of $141,150 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

On September 17, 2021, the Prior Sponsor sold 75,000 of its Founder Shares to the Consultant for consideration of approximately $0.004 per share. These awards are subject to ASC 718. In accordance with ASC 718, the Company recognized compensation expense in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founder Shares. The value of the Founder Shares sold to the Consultant was determined to be $423,750 as of September 17, 2021. As such, the Company recognized compensation expense of $423,450 within stock-based compensation expense in the Company’s Statements of Operations for the period from January 15, 2021 (inception) through December 31, 2021.

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

Polar Loan Agreement

On January 24, 2023, the Company entered into the Polar Loan Agreement by and among the Company, the Prior Sponsor, and NPIC, pursuant to which the Prior Sponsor was permitted to borrow the Polar Initial Loan and Polar Monthly Loans at the Company’s discretion which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Polar Loan Agreement, the Polar Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

As additional consideration for NPIC making the Polar Initial Loan available to the Prior Sponsor, the Company shall issue the Initial Securities to NPIC, and as additional consideration for NPIC making each Polar Monthly Loan available to the Prior Sponsor, the Company shall issue 166,700 shares of Common Stock to NPIC for each Polar Monthly Loan. Such securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the de-SPAC Closing in connection with the de-SPAC Closing, or if no such registration statement is filed in connection with the de-SPAC Closing, the first registration statement filed subsequent to the de-SPAC Closing, which will be filed no later than 45 days after the de-SPAC Closing and declared effective no later than 90 days after the de-SPAC Closing.

The proceeds of the Polar Loan were used by the Company to fund amounts deposited into the Company’s trust account in connection with each extension.

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

 As of March 31, 2026 and 2025, $2,445,000 and $2,445,000 were outstanding, respectively, under all the promissory notes due to the Prior Sponsor.

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

As of March 31, 2026 and 2025, $2,900,000 and $2,659,713 were outstanding, respectively, under all the promissory notes due to JC Unify.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees, and the Buyer to pay various expenses of the Company. As of March 31, 2026 and 2025, the amount due to related parties was $656,913 and $656,913, respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023, the agreement was terminated and the amount due was waived. Since then, no further payment has accrued or paid under this agreement. As of March 31, 2026 and 2025, the amount outstanding under this agreement is $0. No further payment has accrued or paid under this agreement.

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

As of March 31, 2026 and 2025, the Company had no borrowings under the related party loans.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees

The fees billed by Mercurius for fiscal year 2026, and fiscal year 2025 for services rendered to the Company were as follows:

	Fiscal Year 2026 (April 1, 2025 - March 31, 2026)	Fiscal Year 2025 (April 1, 2024 - March 31, 2025)
Audit Fees(1)	$61,835	$72,170
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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
www.masllp.com

To the Shareholders and Board of Directors of International Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of International Media Acquisition Corp., (the “Company”) as of March 31, 2026 and 2025, the related statements of operations, stockholders’ deficit and cash flows, for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31,2026, in conformity with U.S. generally accepted accounting principles.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has an accumulated deficit of $15,221,442 and $14,852,574 as of March 31, 2026, and March 31, 2025, respectively and the Company has a working capital deficit of $7,219,045 and $6,796,724 as of March 31, 2026, and March 31, 2025, respectively. Further, the Company has incurred and expects continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the uncertainty in the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are also described in the Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Date: June 25, 2026

LLPIN-AAG-1471 A-94/8, Wazirpur Industrial Area New Delhi-110052, India

INTERNATIONAL MEDIA ACQUISITION CORP.

BALANCE SHEETS

	March 31,
	2026	2025
ASSETS
Current Assets
Cash	$-	$241,548
Loan receivable - Target company	499,900	-
Other receivable	-	10,000
Prepaid franchise taxes	33,212	-
Prepaid expenses	18,328	17,583
Total Current Assets	551,440	269,131

Investments held in Trust Account	3,450,760	3,380,327
Total Assets	$4,002,200	$3,649,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$962,456	$957,626
Due to Prior Sponsor	656,913	656,913
Promissory notes- Prior Sponsor	2,445,000	2,445,000
Promissory notes - JC Unify	2,900,000	2,659,713
Promissory note - Wei-Hua Chang	674,672	-
Excise tax payable	12,727	91,920
Income tax payable	118,717	254,683
Total Current Liabilities	7,770,485	7,065,855

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	11,237	18,330
Total Liabilities	15,831,722	15,134,185

Commitments (see Note 6)
Common stock subject to possible redemption: 289,694 and 289,694 shares issued and outstanding at $11.91 and $11.66 redemption value as of March 31, 2026 and 2025, respectively	3,391,265	3,367,192

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 289,694 shares subject to possible redemption as of March 31, 2026 and 2025)	655	655
Accumulated deficit	(15,221,442)	(14,852,574)
Total Stockholders’ Deficit	(15,220,787)	(14,851,919)
Total Liabilities and Stockholders’ Deficit	$4,002,200	$3,649,458

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2026	2025
General and administrative expenses	$331,161	$734,798
Franchise tax expense	129,838	208,353
Loss from operations	(460,999)	(943,151)
Liabilities written back	-	142,306
Change in fair value of warrant liability	7,093	12,749
Interest and dividend income on investments held in trust account	126,434	502,745
Loss before provision for income taxes	(327,472)	(285,351)
Provision for income taxes	17,322	122,756
Net loss	$(344,794)	$(408,107)
Weighted average shares outstanding, basic and diluted	6,863,594	7,358,172
Basic and diluted net loss per common share	$(0.05)	$(0.06)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended March 31, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2025	6,546,900	$655	$-	$(14,852,574)	$(14,851,919)
Net loss	-	-	-	(344,794)	(344,794)
Accretion of Common Stock Subject to Redemption	-	-	-	(24,074)	(24,074)
Balance at March 31, 2026	6,546,900	$655	$-	$(15,221,442)	$(15,220,787)

For the Year Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	6,546,900	$655	$-	$(13,993,133)	$(13,992,478)
Net loss	-	-	-	(408,107)	(408,107)
Accretion of Common Stock Subject to Redemption	-	-	-	(359,636)	(359,636)
Excise tax liability	-	-	-	(91,698)	(91,698)
Balance at March 31, 2025	6,546,900	$655	$-	$(14,852,574)	$(14,851,919)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the Year Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(344,794)	$(408,107)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(126,434)	(502,745)
Change in fair value of warrant liability	(7,093)	(12,749)
Changes in operating assets and liabilities:
Prepaid expenses	(745)	1,374
Prepaid franchise taxes	(33,212)	-
Other receivable	10,000	-
Accounts payable and accrued expenses	4,830	(717,039)
Excise tax paid	-	(113,468)
Income tax payable	(135,965)	(171,238)
Net cash used in operating activities	(633,413)	(1,923,972)

Cash Flows from Investing Activities:
Cash advanced to target company	(499,900)	-
Cash deposited in Trust Account	(24,000)	(188,000)
Cash withdrawn from trust account to pay franchise tax	80,000	754,995
Cash withdrawn from trust account in connection with redemption	-	7,919,296
Net cash (used in) provided by investing activities	(443,900)	8,486,291

Cash Flows from Financing Activities:
Proceeds from loan - JC Unify	161,093	1,597,481
Proceeds from promissory note - Wei-Hua Chang	674,672	-
Redemption of common stock	-	(7,919,296)
Net cash provided by (used in) financing activities	835,765	(6,321,815)

Net Change in Cash	(241,548)	240,504
Cash - Beginning of period	241,548	1,044
Cash - End of period	$-	$241,548

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$24,074	$359,636

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through March 31, 2026, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

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

On January 2, 2024, IMAQ held a special meeting of stockholders (the “January 2024 Special Meeting”). As approved by its stockholders at the January 2024 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2024 Charter Amendment”) which became effective upon filing. The January 2024Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders also approved an amendment to the amended and restated certificate of incorporation (the “NTA Charter Amendment”) to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Exchange Act of 1934, as amended.

On December 30, 2024, the Company held an annual meeting of stockholders (the “December 2024 Annual Meeting”). As approved by its stockholders at the December 2024 Annual Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 (“Combination Period”) provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering (see “Annual Meeting” section below).

If the Company is unable to complete a Business Combination within the Combination Period(as defined below), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights and warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On December 30, 2024, the Company held an annual meeting of stockholders (the “December 2024 Annual Meeting”). As approved by its stockholders at the December 2024 Annual Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028. In connection with the December 2024 Annual Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share).

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

Issuance of Unsecured Promissory Note C

On February 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $470,000 (the “Promissory Note C”) to JC Unify. Pursuant to Promissory Note C, JC Unify agreed to loan to the Company an aggregate amount of up to $470,000. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest.  The proceeds of the Promissory Note C will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

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

As of March 31, 2026 and 2025, $2,900,000 and $2,659,713 were outstanding, respectively, under all the promissory notes issued to JC Unify.

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

As of March 31, 2026 and 2025, $674,672 and $0 were outstanding under Promissory Note E, respectively.

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

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

As described in Note 11, on April 3, 2025, the Company entered into a merger agreement (the “Original Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (the “VCI”) and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB”).

On April 30, 2026, parties to the Original Merger Agreement entered into the Merger Agreement by and among (i) EQN (ii) the Purchaser, and (iii) Merger Sub, to amend and restate the Original Merger Agreement. The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the business combination, whereby (a) on the Share Purchase Closing Date (as defined in the Merger Agreement), the Company Group shall cause the VCI Shareholders to sell, transfer, convey, assign and deliver to the Purchaser, and the Purchaser shall purchase, acquire and accept from the VCI Shareholders all of the issued and outstanding shares and other equity interests in or of VCI (such share purchase, the “Share Purchase”) in exchange for 98,000,000 Purchaser Class A Ordinary Shares and 2,000,000 Purchaser Class B Ordinary Shares (the “Share Purchase Closing Payment Shares”); (b) after the Share Purchase Closing Date (as defined in the Merger Agreement), Merger Sub will merge with and into the Company with the Company being the surviving entity (the “Reincorporation Merger Surviving Corporation”) and becoming a wholly owned subsidiary of the Purchaser (the “Reincorporation Merger”), and (c) following the Reincorporation Merger, the Reincorporation Merger Surviving Corporation shall convert to a business company with limited liability of the British Virgin Islands (the “Redomestication”). The Merger Agreement and the transactions contemplated therein were unanimously approved by the board of directors of the Company. In addition to the foregoing, on the date on which the Closing occurs, the Purchaser shall issue and deliver (i) the Additional Closing Shares, (ii) the Debt Shares and (iii) the Commitment Shares; each as described in the Merger Agreement.

Following the Closing, Earnout Shareholders shall have the right to receive up to an aggregate of 27,000,000 Purchaser Class A Ordinary Shares (subject to equitable adjustment for share splits, dividends, and similar events), which shall vest as follows: (i) 10,000,000 Purchaser Class A Ordinary Shares if the volume-weighted average price of the Class A Ordinary Shares equals or exceeds $15.00 over any 20 trading days within any 30 trading day period during the five years following the Closing; (ii) 15,000,000 Purchaser Class A Ordinary Shares if the consolidated revenue and other income equals or exceeds $500,000,000 for any four consecutive fiscal quarters during the five years commencing from the first day of the fiscal quarter following the Closing; and (iii) 2,000,000 Purchaser Class A Ordinary Shares if the Purchaser declares a dividend of at least $20,000,000 in cash or equivalent value in treasury shares within three years following the Closing.

The VCI Business Combination are expected to be consummated after obtaining the required approval by the shareholders of the Company and VCI and the satisfaction of certain other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Voting and Support Agreements

Concurrently with the execution of the Original Merger Agreement, IMAQ, VCI, VNB and a shareholder of VCI (the “Supporting Shareholder”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholder has agreed, among other things, to vote in favor of the share purchase, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company and the Purchaser or VCI for consummation of the share purchase and the other transactions contemplated by the Merger Agreement.

In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of VCI owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the closing of the share purchase, (b) the termination of the Merger Agreement, and (c) written agreement of the applicable Support Agreement and the Company and the Purchaser.

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Original Merger Agreement, IMAQ and certain principal shareholders of VNB (the “Principal Shareholders”) and VCI entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the Company and the Purchaser that the representations and warranties contained in Article IV (Representations and Warranties of the Company Group) of the Original Merger Agreement are true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

VCI Loan Agreement

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to VNB and VCI (collectively referred to as the “Borrower”) to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company. As of March 31,2026, the Company provided $499,900 loan to VCI in pursuant to this agreement.

The VCI Loan bears no interest and the Borrower shall repay the principal amount of the VCI Loan within thirty (30) days of the earlier of: (i) the termination of the Original Merger Agreement, except where such termination shall have resulted from material breach by the Company of the Original Merger Agreement, then the VCI Loan shall be waived, (ii) the date on which the parties determine that the parties will not be able to consummate the Transaction. VCI and VNB will be jointly and severally liable for the repayment of the principal amount of the VCI Loan. Upon a successful consummation of the Transaction, the VCI Loan repayment may be waived at the option of the Borrower.

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

In connection with the consummation of the transactions contemplated by a business combination agreement (the “BCA Closing”), the Company will assign the Equity Line Agreement to the Purchaser and the Purchaser shall be deemed to be the Company as if it were the original signatory to the Equity Line Agreement.

Pursuant to terms of the Equity Line Agreement, the Company is required to use its commercially reasonable efforts to file with the SEC a registration statement covering the shares to be acquired by the Investor within thirty (30) days following the closing of the BCA Closing.

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

During the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver written purchase notices (each a “Regular Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of any such notice, the “Regular Purchase Notice Date”). the Investor’s purchase price will be the lower of (i) the closing price of the Company’s common Stock prior to the receipt of the applicable Regular Purchase Notice or (ii) the product of (a) the lowest daily volume-weighted average price of the Company’s common stock during the two (2) consecutive business days commencing on and including the Regular Purchase Notice Date and (b) ninety-eight percent (98%). Investor’s committed obligation under each Regular Purchase Notice shall not exceed $5,000,000 and the number of share sold pursuant to the Regular Purchase Notice may not exceed the lesser of (i) 40% of the previous 5-days’ Average Daily Trading Volume immediately preceding receipt of the Regular Purchase Notice or (ii) $5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five (5) Business Days immediately preceding the receipt of the Regular Purchase Notice (the “Regular Purchase Limit”). Notwithstanding the foregoing, Investor may waive the Regular Purchase Limit at any time to allow the Investor to purchase additional shares under a Regular Purchase Notice.

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

In consideration of the Investor’s execution and delivery of the Equity Line Agreement, the Company shall cause the Transfer Agent to issue common stock equal to $1,000,000 divided by the closing price of the Company’s Common stock on the earlier of (i) the Business Day prior to the effectiveness of the Registration Statement and (ii) the Business Day prior to the date that the Investor delivers a written request to the Company for the Commitment Shares (provided that such request cannot be within 180 days following the Closing). For the avoidance of doubt, all of the Commitment Shares shall only be fully earned upon a successful Closing with VCI and the issuance of the Commitment Shares is contingent upon the Closing with VCI.

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Initial Combination Period”). On July 27, 2022, at July 2022 Special Meeting, the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021, by and between the Company and the Trustee, allowing the Company to extend the Initial Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 20,858,105 shares of the Company’s common stock exercised their right to redeem such shares at a redemption price of approximately $10.03 per share.

On January 27, 2023, at January 2023 Special Meeting, the Company’s stockholders approved to extend the deadline by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023. In connection with the January 2023 Special Meeting, the Company’s stockholders elected to redeem an aggregate of 168,777 shares of common stock at a redemption price of approximately $10.33 per share.

On July 31, 2023, at July 2023 Special Meeting, the Company’s stockholders approved a proposal to extend the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering). In connection with the July 2023 Special Meeting, the Company’s public stockholders holding 63,395 shares of the Company’s common stock exercised their right to redeem such shares at a redemption price of approximately $10.89 per share.

as approved by its stockholders at the January 2024 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2024 Charter Amendment”) which became effective upon filing. The January 2024 Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account. Stockholders also approved NTA Charter Amendment to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Exchange Act of 1934, as amended. In connection with the January 2024 Special Meeting, the Company’s stockholders elected to redeem an aggregate of 934,193 shares of common stock at a redemption price of approximately $11.43 per share.

On December 30, 2024, IMAQ held the December 2024 Annual Meeting. As approved by its stockholders at the December 2024 Annual Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028. In connection with the December 2024 Annual Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share). At December 31, 2024, the Company recorded an estimated liability of $7,919,296 payable to the redeemed public stockholders. The outstanding liability was subsequently paid on February 10, 2025.

On each of July 26, 2022, the extension payment of $350,000 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the August 2, 2022, deadline to November 2, 2022.

On October 28, 2022, a second extension payment of $350,000 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the November 2, 2022, deadline to February 2, 2023.

On February 3, 2023, the third extension payment of $385,541 was deposited by the Prior Sponsor into the Company’s Trust Account to extend the February 2, 2023 deadline to May 2, 2023.

The Company has made the monthly deposit into the Trust Account of $128,513 for the monthly extension, from June 1, 2023 until January 2, 2024.

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

On each of December 30, 2024 and January 24, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, June 26, 2025, July 25, 2025, August 25, 2025, September 25, 2025 and October 24, 2025, November 26, 2025, December 29, 2025, January 28, 2026, February 25, 2026, March 27, 2026, April 27, 2026 and May 29, 2026, the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to July 2, 2026.

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

Liquidity and Going Concern

As of March 31, 2026 and 2025, the Company had cash of $0 and $241,548, and a working capital deficit of $7,219,045 and $6,796,724, respectively. During the fiscal year ended March 31, 2026, the Company received loans totaling $240,287 and $674,672 from JC Unify and the Promissory Note E Lender, respectively, to fund extension deposits and working capital needs. As a result of the monthly deposits into the Trust Account, the Company has until July 2, 2026 (unless the Company further extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. As of March 31, 2026 and 2025, the accumulative deficit balance was $(15,221,442) and $(14,852,574), respectively. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As a result of the redemptions by the public stockholders in August 2023, January 2024 and December 2024, the Company recorded $205,388 total excise tax liability. In February 2025, the Company filed an excise tax return for the redemptions in August 2023 and January 2024 and paid a total of $113,468 in excise taxes. In July 2025, the Company filed an excise tax return for the redemption in December 2024 and paid $79,193 in excise taxes. As of March 31, 2026, $12,727, which represents estimated interest and penalties. remained outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $0 and $241,548 and none in cash equivalents as of March 31, 2026 and 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $3,450,760 and $3,380,327 in the Trust Account as of March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	$10,926,852
Plus:
Remeasurement of carrying value to redemption value	359,636
Less:
Redemption	(7,919,296)
Common stock subject to possible redemption, March 31, 2025	$3,367,192
Plus:
Remeasurement of carrying value to redemption value	24,074
Common stock subject to possible redemption, March 31, 2026	$3,391,266

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,242,385 as a result of the Initial Public Offering (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, and $2,592,385 of other offering costs). The Company recorded $13,850,689 of offering costs as a reduction of temporary equity in connection with the Public Shares. The Company recorded $1,386,770 as a reduction of permanent equity in connection with the Public Warrants, Public Rights, Private Shares and Private Rights. The Company immediately expensed $4,926 of offering costs in connection with Private Warrants that were classified as liabilities.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2026.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $0 and $16,456 for interest and penalties as of March 31, 2026 and 2025, respectively. There were no unrecognized tax benefits for both fiscal periods. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share of Common Stock

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, redeemable and non-redeemable common stock are presented as one class of stock in calculating net loss per share. Warrants and rights issued in connection with the Initial Public Offering and private placement have been excluded from the diluted earnings per share calculation. As these warrants are not exercisable until the consummation of a Business Combination, the diluted net income or loss per share remains identical to the basic net income or loss per share.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts)

	For the Year Ended March 31,
	2026	2025
Basic and diluted net loss per share:
Numerators:
Net loss	$(344,794)	$(408,107)

Denominators:
Basic and diluted weighted average shares outstanding	6,863,594	7,358,172
Basic and diluted net loss per share of common stock	$(0.05)	$(0.06)

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

On February 14, 2023, the Company issued the February 2023 Promissory Note to the Prior Sponsor, pursuant to which the Company may borrow up to an aggregate amount of up to $500,000 in four installments of (i) up to $150,000 no later than February 28, 2023, (ii) up to $200,000 no later than March 31, 2023, (iii) up to $50,000 no later than April 30, 2023, and (iv) up to $100,000 no later than July 31, 2023, upon the request by the Company at the Company’s discretion. The February 2023 Promissory Note is non-interest bearing and payable promptly after the date on which the Company consummates an initial Business Combination.

The Amended Post-IPO Promissory Note, the August 2022 Promissory Note, the November 2022 Promissory Note and the February 2023 Promissory Note are collectively referred to as the “CCM Prior Notes”. On March 11, 2025, the Company entered into four amendments to the CCM Prior Notes, the Second Amended Post-IPO Note, the Amended August 2022 Note, the Amended November 2022 Note, and the Amended February 2023 Note, collectively referred to as the “Amendments to the CCM Promissory Notes”) with the Prior Sponsor. Pursuant to the Amendments to the CCM Promissory Notes, the Prior Sponsor shall receive 75,000, 89,500, 30,000 and 12,156 Shares of Common Stock pursuant to the Second Amended Post-IPO Note, Amended August 2022 Note, Amended November 2022 Note and Amended February 2023 Note, respectively, which equals to an aggregate of 206,656 Shares of Common Stock after the date on which the Company consummates a Business Combination as final and full settlement of all outstanding amounts owed under the CCM Prior Notes issued to the Prior Sponsor by the Company, which shall be subject to a 12-month lock-up as described in the Lock-Up Agreement dated March 11, 2025 filed with the Current Report on Form 8-K as Exhibit 10.5 filed on March 14, 2025.

As of March 31, 2026 and 2025, $2,445,000 were outstanding under all the promissory notes with the Prior Sponsor.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of March 31, 2026 and 2025, the amount due to related party was $656,913.

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

On February 27, 2024, the Company issued Promissory Note C in the aggregate principal amount of up to $470,000 to the Buyer. The Promissory Note C shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into units having the same terms and conditions as the private placement units as described in the Prospectus, at the price of $10.00 per unit, at the option of the Buyer. The Promissory Note C does not bear interest.  The proceeds of the Promissory Note C will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

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

As of March 31, 2026 and 2025, total promissory notes outstanding were $2,900,000 and $2,659,713, respectively.

Loan Transfer Agreement

On January 24, 2023, the Company entered into a Loan and Transfer Agreement (the “Loan Agreement”), with Prior Sponsor and the lender named therein (the “Lender”), pursuant to which the Prior Sponsor is permitted to borrow $385,541 (the “Initial Loan”) and $128,513 per month, at the Prior Sponsor’s discretion (each a “Monthly Loan” and collectively with the Initial Loan, the “Loan”) which will in turn be loaned by the Prior Sponsor to the Company, to cover certain extension payments to the trust account of the Company. Pursuant to the Loan Agreement, the Loan shall be payable within five (5) days of the date on which Company consummates its de-SPAC transaction.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. As of March 31, 2026 and 2025, no amount was outstanding.

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

As of March 31, 2026 and 2025, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The payment will be made concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of March 31, 2026 and 2025.

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

On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of March 31, 2026 and 2025, the Company accrued $162,000 consulting fees.

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

On June 28, 2022, the Company entered into a letter of engagement with Baker Tilly DHC Business Private Limited (“Baker”), pursuant to which the Company engaged Baker to provide Purchase Price Allocation (PPA) study in accordance with the extant provision of U.S. GAAP ASC 805. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $24,000.

On July 7, 2022, the Company entered into a letter of engagement with Baker, pursuant to which the Company engaged Baker to provide Valuation of Intellectual Properties. In consideration for the services, the Company agreed to pay Baker a total estimated fee of $10,000. On February 14, 2024, the Company paid the outstanding amount of $7,766, as such, no further amount due under the engagement.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company paid $150,000 on May 9, 2024. As of March 31, 2026 and 2025, the total amounts of $273,853 and $235,798 were outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of March 31, 2026 and 2025, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of March 31, 2026 and 2025, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock— The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and 2025, there were no shares of preferred stock issued or outstanding.

Common stock— The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2026 and 2025, there were 6,546,900 shares of common stock issued and outstanding (excluding 289,694 shares of common stock subject to possible redemption).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of March 31, 2026 and 2025, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investments held in Trust Account:
Money Market investments	$3,450,760	$3,450,760	$-	$-
Liabilities
Warrant liability - Private Warrants	$11,237	$-	$-	$11,237

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investments held in Trust Account:
Money Market investments	$3,380,327	$3,380,327	$-	$-
Liabilities
Warrant liability - Private Warrants	$18,330	$-	$-	$18,330

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial Measurement)	As of March 31, 2026	As of March 31, 2025
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.03	$10.54
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	2.72%	6.44%
Risk-free rate	0.88%	4.04%	4.01%
Fair value	$0.58	$0.014	$0.02

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	462,202
Change in valuation inputs or other assumptions	(199,225)
Fair value as of December 31, 2021	262,977
Change in valuation inputs or other assumptions	(119,535)
Fair value as of March 31, 2022	$143,442
Change in valuation inputs or other assumptions	(119,535)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	(12,749)
Fair value as of March 31, 2025	$18,330
Change in valuation inputs or other assumptions	(7,093)
Fair value as of March 31, 2026	$11,237

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 1, 2025, through March 31, 2026.

The Company recognized a gain of $7,093 and $12,749 related to a change in fair value of warrant liability in the accompanying of Statements Operations for the years ended March 31, 2026 and 2025, respectively.

NOTE 10. INCOME TAX

	March 31, 2026	March 31, 2025
Deferred tax assets:
Startup/Organization Costs	$83,045	$206,552
Net operating loss	-	-
Total deferred tax assets	$83,045	$206,552
Valuation allowance	$(83,045)	(206,552)
Deferred tax asset, net of allowance	$-	$-

The income tax benefit (provision) consists of the following:

	For the year ended March 31, 2026	For the year ended March 31, 2025
Current
Federal	$2,076	83,453
State	978	39,303
Deferred	-	-
Federal	(62,040)	(154,308)
State	(21,005)	(52,244)
Valuation allowance	83,045	206,552
Penalty and interest	14,268	-
Income tax provision	$17,322	122,756

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $(83,045) and $(206,552) for the year ended March 31, 2026 and 2025, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2026 and 2025 is as follows：

	For the year ended March 31, 2026	For the year ended March 31, 2025
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal benefit	7.11%	7.11%
Change in fair value of warrant liability	0.61%	1.26%
Merger costs	(4.29)%	-
Change in valuation allowance	(25.36)%	(72.38)%
Penalty and interest	(4.36)%	-
Income Taxes Provision (Benefit)	(5.29)%	(43.02)%

The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the year ended March 31, 2026 and 2025, due to the valuation allowance recorded on the Company’s net operating losses, as well as the change in the fair value of warrant liability, change in valuation allowance, penalty and interest, and state income taxes net of federal benefit.

The Company files income tax returns in the U.S. federal jurisdiction and New Jersey. The Company’s tax returns for the year ended March 31, 2026, March 31, 2025, March 31, 2024, March 31, 2023, and March 31, 2022, remain open and subject to examination. The Company has filed tax returns for the calendar years 2024, 2023 and 2022.

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

	For the Year Ended March 31,
	2026	2025
General and administrative expenses	$331,161	$734,798
Interest earned on investments held in Trust Account	$126,434	$502,745

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

As of March 31, 2026 and 2025, $674,672 and $0 were outstanding under Promissory Note E, respectively.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the audited financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the audited financial statements.

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a merger agreement (the “Original Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (the “VCI”) and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB”).

On April 30, 2026, parties to the Original Merger Agreement entered into the Merger Agreement by and among (i) EQN (ii) the Purchaser, and (iii) Merger Sub, to amend and restate the Original Merger Agreement. The Merger Agreement amended and restated the Original Merger Agreement to effect a change in structure of the business combination, whereby (a) on the Share Purchase Closing Date (as defined in the Merger Agreement), the Company Group shall cause the VCI Shareholders to sell, transfer, convey, assign and deliver to the Purchaser, and the Purchaser shall purchase, acquire and accept from the VCI Shareholders all of the issued and outstanding shares and other equity interests in or of VCI (such share purchase, the “Share Purchase”) in exchange for 98,000,000 Purchaser Class A Ordinary Shares and 2,000,000 Purchaser Class B Ordinary Shares (the “Share Purchase Closing Payment Shares”); (b) after the Share Purchase Closing Date (as defined in the Merger Agreement), Merger Sub will merge with and into the Company with the Company being the surviving entity (the “Reincorporation Merger Surviving Corporation”) and becoming a wholly owned subsidiary of the Purchaser (the “Reincorporation Merger”), and (c) following the Reincorporation Merger, the Reincorporation Merger Surviving Corporation shall convert to a business company with limited liability of the British Virgin Islands (the “Redomestication”). The Merger Agreement and the transactions contemplated therein were unanimously approved by the boards of directors of the Company. In addition to the foregoing, on the date on which the Closing occurs, the Purchaser shall issue and deliver (i) the Additional Closing Shares, (ii) the Debt Shares and (iii) the Commitment Shares; each as described in the Merger Agreement.

Following the Closing, Earnout Shareholders shall have the right to receive up to an aggregate of 27,000,000 Purchaser Class A Ordinary Shares (subject to equitable adjustment for share splits, dividends, and similar events), which shall vest as follows: (i) 10,000,000 Purchaser Class A Ordinary Shares if the volume-weighted average price of the Class A Ordinary Shares equals or exceeds $15.00 over any 20 trading days within any 30 trading day period during the five years following the Closing; (ii) 15,000,000 Purchaser Class A Ordinary Shares if the consolidated revenue and other income equals or exceeds $500,000,000 for any four consecutive fiscal quarters during the five years commencing from the first day of the fiscal quarter following the Closing; and (iii) 2,000,000 Purchaser Class A Ordinary Shares if the Purchaser declares a dividend of at least $20,000,000 in cash or equivalent value in treasury shares within three years following the Closing.

The VCI Business Combination are expected to be consummated after obtaining the required approval by the shareholders of the Company and VCI and the satisfaction of certain other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Original Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Original Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2025, and incorporated by reference herein.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 5, 2026, and incorporated by reference herein.

Extensions

On each of April 27, 2026 and May 29, 2026, the Company made a deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from May 2, 2026 to July 2, 2026.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
2.1	First Amendment to Securities Purchase Agreement, dated January 31, 2024, by and among JC Unify Capital (Holdings) Limited, Content Creation Media LLC, Shibasish Sarkar, and International Media Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on February 6, 2024)
2.2	Merger Agreement, dated as of April 3, 2025, by and among International Media Acquisition Corp., VCI Holdings Limited, and Vietnam Biofuels Development Joint Stock Company. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 9, 2025)
2.3	Amended and Restated Merger Agreement, dated as of April 30, 2026, by and among VCI Holdings Limited, Ethanol Quang Nam Production Company Limited, Vietnam Biofuels Development Joint Stock Company, Valix Limited, Newbio Merger Limited and International Media Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 5, 2026)
3.1	Certificate of Amendment, dated July 31, 2023, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on August 3, 2023).
3.2	Certificate of Amendment, dated January 2, 2024, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on January 8, 2024).
3.3	Certificate of Amendment, dated January 8, 2024, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on January 8, 2024).
3.4	Certificate of Amendment, dated December 31, 2024, to Amended and Restated Certificate of Incorporation of IMAQ (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 31, 2024).
4.1*	Description of Securities.
4.2	Warrant Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed with the Form 8-K filed by the Registrant on August 2, 2021).
4.3	Rights Agreement, dated July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on August 2, 2021).
10.1	Amendment to the Investment Management Trust Agreement, dated January 2, 2024, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 8, 2024).
10.2	Amendment to the Investment Management Trust Agreement, dated July 31, 2023, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2023)
10.3	Securities Purchase Agreement dated November 10, 2023 by and among JC Unify Capital (Holdings) Limited, Content Creation Media LLC, Shibasish Sarkar, and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 16, 2023).
10.4	Termination Letter dated October 25, 2023, issued by Reliance Entertainment Studios Private Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 31, 2023).
10.5	Investment Management Trust Agreement, dated July 28, 2021, by and between IMAQ and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on August 2, 2021).
10.6	Promissory Note A, dated January 31, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on February 6, 2024).
10.7	Promissory Note B, dated February 27, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 28, 2024).

10.8	Promissory Note C, dated February 27, 2024, issued to JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 28, 2024).
10.9	Amendment to Promissory Note, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 1, 2024).
10.10	Amendment to Promissory Note B, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on July 1, 2024).
10.11	Amendment to Promissory Note C, dated June 28, 2024, by and among International Media Acquisition Corp. and JC Unify Capital (Holdings) Limited (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on July 1, 2024).
10.12	Amended and Restated Promissory Note dated January 14, 2022, as amended on March 29 2022, and March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.13	Amended and Restated Promissory Note dated August 10, 2022, and as amended on March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.14	Amended and Restated Promissory Note dated November 18, 2022, and as amended on March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.15	Amended and Restated Promissory Note dated February 14, 2022, and as amended on March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.16	Lock-Up Agreement dated March 11, 2025, by and among Content Creation Media LLC and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.17	Lock-Up Agreement dated March 13, 2025, by and among Ontogeny Capital LTD. and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.18	Joinder Agreement dated March 11, 2025, by and among JC Unify Capital (Holdings) Limited, Continental Stock Transfer & Trust Company, and International Media Acquisition Corp. (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.19	Termination Agreement dated March 11, 2025, by and among International Media Acquisition Corp. and Vishwas Joshi. (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.20	Termination Agreement dated March 11, 2025, by and among International Media Acquisition Corp. and Shibasish Sarkar. (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Registrant on March 14, 2025).
10.21	Amendment to the Investment Management Trust Agreement, dated January 2, 2024, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2023)
10.22	Amendment to the Investment Management Trust Agreement, dated December 31, 2024, by and between IMAQ and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 8, 2024)
10.23	Promissory Note, dated April 20, 2025, issued to Wei-Hua Chang (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 22, 2025).
10.24	VCI Loan Agreement, dated as of April 20, 2025, by and among International Media Acquisition Corp., VCI Holdings Limited, and Vietnam Biofuels Development Joint Stock Company. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 22, 2025)
10.25	Common Stock Purchase Agreement, dated April 20, 2025, by and among International Media Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 22, 2025)
10.26	Promissory Note D, dated March 28, 2025, issued to JC Unify Capital (Holdings) Limited. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 28, 2025)

10.27	Voting and Support Agreement, dated as of April 3, 2025, by and among International Media Acquisition Corp., VCI Holdings Limited, Vietnam Biofuels Development Joint Stock Company and certain shareholders of VCI Holdings Limited. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 9, 2025)
10.28	Agreement, dated as of April 3, 2025 by and among International Media Acquisition Corp., VCI Holdings Limited, Vietnam Biofuels Development Joint Stock Company and certain shareholders of VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on April 9, 2025)
16.1	Letter from Marcum LLP regarding the change in the Registrant’s certifying accountant, dated June 28, 2023 (incorporated by reference to Exhibit 16.1 filed with the Form 8-K filed by the Registrant on June 29, 2023).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2025).
99.1	Contract Extension Letter, dated July 21, 2023 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K filed by the Registrant on July 27, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Claw back Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on August 8, 2024.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDIA ACQUISITION CORP.

Dated: June 25, 2026

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

Signature	Title	Date

/s/ Yu-Fang Chiu	Chief Executive Officer, Chief Financial Officer and Chairman	June 25, 2026
Yu-Fang Chiu	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Ming-Hsien Hsu	Director	June 25, 2026
Ming-Hsien Hsu

/s/ Hsu-Kao Cheng	Director	June 25, 2026
Hsu-Kao Cheng

/s/ Tao-Chou Chang	Director	June 25, 2026
Tao-Chou Chang