Form 10-K/A
period 2026-03-31
International Media Acquisition Corp.
filed 2026-06-26
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

International Media Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2026. We are filing this Form 10-K/A only to amend and restate the Report of Independent Registered Public Accounting Firm included on page F-1 in Item 15(a) of the Original Form 10-K (the "Audit Report"). Specifically, the Audit Report has been revised to (i) remove reference to the Company's accumulated deficit of $15,221,442 and $14,852,574 as of March 31, 2026 and March 31, 2025, respectively; (ii) streamlined going concern conclusion statement; and (iii) make certain non-substantive wording updates, including updating the language from "U.S. generally accepted accounting principles" to "accounting principles generally accepted in United States of America," which wording updates do not alter the substance of the Audit Report. With the exception of the new Audit Report and an updated signature page and Exhibits 31.1 and 32.1, this Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K.

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
www.masllp.com

To the Shareholders and Board of Directors of International Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of International Media Acquisition Corp., (the “Company”) as of March 31, 2026 and 2025, the related statements of operations, Changes in stockholders’ deficit and cash flows, for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31,2026 in conformity with accounting principles generally accepted in United states of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has a working capital deficit of $7,219,045 and $6,796,724 as of March 31, 2026, and March 31, 2025, respectively.

This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter is also described in the Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MEDIA ACQUISITION CORP.

Dated: June 26, 2026

	By:	/s/ Yu-Fang Chiu
	Name:	Yu-Fang Chiu
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman