Form 10-Q
period 2026-06-30
International Media Acquisition Corp.
filed 2026-08-07
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 6,836,594 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No.1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2026 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 25, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on July 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include (but are not limited to), for example, statements about our:

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

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	March 31, 2026 (Audited)
ASSETS
Current Assets
Cash	$-	$-
Loan receivable – Target company	499,900	499,900
Other receivable	-	-
Prepaid franchise taxes	4,112	33,212
Prepaid expenses	3,085	18,328
Total Current Assets	507,097	551,440

Investments held in Trust Account	3,484,403	3,450,760
Total Assets	$3,991,500	4,002,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$986,691	$962,456
Due to Prior Sponsor	656,913	656,913
Promissory notes- Prior Sponsor	2,445,000	2,445,000
Due to JC Unify	78,766	-
Promissory notes - JC Unify	2,900,000	2,900,000
Promissory note - Wei-Hua Chang	674,672	674,672
Excise tax payable	12,727	12,727
Income tax payable	92,307	118,717
Total Current Liabilities	7,847,076	7,770,485

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	5,977	11,237
Total Liabilities	15,903,053	15,831,722

Commitments (see Note 6)
Common stock subject to possible redemption: 289,694 shares issued and outstanding at $12.03 and $11.91 redemption value as of June 30, 2026 and March 31, 2026, respectively	3,396,218	3,391,265

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 289,694 shares subject to possible redemption) as of June 30, 2026 and March 31, 2026	655	655
Accumulated deficit	(15,308,426)	(15,221,442)
Total Stockholders’ Deficit	(15,307,771)	(15,220,787)
Total Liabilities and Stockholders’ Deficit	$3,991,500	$4,002,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2026	2025
General and administrative expenses	$86,243	$113,843
Franchise tax expense	29,100	26,200
Loss from operations	(115,343)	(140,043)
Liabilities written back		-
Change in fair value of warrant liability	5,259	(12,750)
Interest and dividend income on investments held in trust account	27,643	35,261
Loss before provision for income taxes	(82,441)	(117,532)
Provision for income taxes	(410)	2,547
Net loss	$(82,031)	$(120,079)
Weighted average shares outstanding, basic and diluted	6,836,594	6,836,594
Basic and diluted net loss per common share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2026	6,546,900	$655	$-	$(15,221,442)	$(15,220,787)
Net loss	-	-	-	(82,031)	(82,031)
Remeasurement of Common Stock Subject to Redemption to redemption value	-	-	-	(4,953)	(4,953)
Balance at June 30, 2026	6,546,900	$655	$-	$(15,308,426)	$(15,307,771)

For the Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2025	6,546,900	$655	$-	$(14,852,574)	$(14,851,919)
Net loss	-	-	-	(120,079)	(120,079)
Remeasurement of Common Stock Subject to Redemption to redemption value	-	-	-	(12,514)	(12,514)
Balance at June 30, 2025	6,546,900	$655	$-	$(14,985,167)	$(14,984,512)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30，
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(82,031)	$(120,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(27,643)	(35,261)
Change in fair value of warrant liability	(5,259)	12,750
Changes in operating assets and liabilities:
Prepaid expenses	15,243	14,694
Prepaid franchise taxes	29,100	-
Accounts payable and accrued expenses	24,235	72,052
Income tax payable	(26,410)	(77,500)
Net cash used in operating activities	(72,766)	(133,344)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(6,000)	(6,000)
Net cash (used in) provided by investing activities	(6,000)	(6,000)

Cash Flows from Financing Activities:
Proceeds from JC Unify	78,766	59,170
Net cash provided by financing activities	78,766	59,170

Net Change in Cash	-	(80,174)
Cash - Beginning of period	-	241,548
Cash - End of period	$-	$161,374

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$4,953	$12,514

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from January 15, 2021 (inception) through June 30, 2026, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target and executing a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

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

On December 30, 2024, the Company held an annual meeting of stockholders (the “December 2024 Annual Meeting”). As approved by its stockholders at the December 2024 Annual Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “December 2024 Charter Amendment”) which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 (“Combination Period”) provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved a proposal (the “Director Proposal”) to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028.

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

On December 30, 2024, the Company held the December 2024 Annual Meeting. As approved by its stockholders at the December 2024 Annual Meeting, the Company filed the December 2024 Charter Amendment which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028. In connection with the December 2024 Annual Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share).

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

On June 28, 2024, the Company entered into amendments to the January 2024 Promissory Note, Promissory Note B and Promissory Note C (the January 2024 Promissory Note, Promissory Note B and Promissory Note C are collectively referred to as the “JC Unify Prior Notes”) with JC Unify Capital (Holdings) Limited (the “Amendments to the JC Unify Prior Notes”). Pursuant to the Amendments to the JC Unify Prior Notes, the Buyer has the right to convert the JC Unify Prior Notes into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “JC Unify Prior Notes Conversion Securities”), with no fractional JC Unify Prior Notes Conversion Securities to be issued upon conversion. If the Buyer elects to convert the JC Unify Prior Notes into JC Unify Prior Notes Conversion Securities, the JC Unify Prior Notes shall be converted immediately prior to the closing of the Business Combination. The Amendments to the JC Unify Prior Notes also amended the events of default, so that the failure of the Company to issue JC Unify Prior Notes Conversion Securities constitutes a failure to make required payments, constituting an event of default.

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

As of June 30, 2026 and March 31, 2026, $2,900,000 were outstanding, under all the promissory notes issued to JC Unify.

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

As of June 30, 2026 and March 31, 2026, $674,672 were outstanding under Promissory Note E.

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

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a merger agreement (the “Original Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (“VCI”), and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB”).

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

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the VCI Business Combination is subject to certain conditions as further described in the Merger Agreement.

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

Agreement Regarding Representations and Warranties

Concurrently with the execution of the Original Merger Agreement, IMAQ and certain principal shareholders of VNB and VCI (the “Principal Shareholders”) entered into an agreement (the “RW Agreement”) pursuant to which each of the Principal Shareholders represents and warrants to the Company and the Purchaser that the representations and warranties contained in Article IV (Representations and Warranties of the Company Group) of the Original Merger Agreement are true, correct and complete as of the date of the RW Agreement and as of the Closing Date.

VCI Loan Agreement

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to VNB and VCI (collectively referred to as the “Borrower”) to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company. As of June 30, 2026, the Company had provided $499,900 loan to VCI pursuant to this agreement.

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

In connection with consummation of the transactions contemplated by a business combination agreement (the “BCA Closing”), the Company will form the Purchaser. Upon Purchaser’s formation, the Company will assign the Equity Line Agreement to Purchaser and Purchaser shall be deemed to be the Company as if it were the original signatory to the Equity Line Agreement.

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

The Company is not entitled to draw on the Equity Line Agreement unless each of the following additional conditions is satisfied: (i) a registration statement is and remains effective for the resale of securities in connection with the Equity Line Agreement; (ii) each of the Company’s representations and warranties set forth in the Equity Line Agreement is true and correct (subject to qualifications as to materiality set forth therein) as of such time; (iii) the Company shall have complied with its obligations in all material respects; (iv) no statute, rule, regulation, executive order, decree, ruling, or injunction shall have been enacted, entered, promulgated, or adopted by any court or governmental authority that prohibits or directly and materially adversely affects any of the transactions contemplated by the Equity Line Agreement, and no proceeding shall have been commenced that may have the effect of prohibiting or materially adversely affecting any of the transactions contemplated by the Equity Line Agreement; (v) since the date of filing of the Company’s most recent annual report or quarterly report filed pursuant to the Exchange Act, no event that had or is reasonably likely to have a Material Adverse Effect has occurred; (vi) the trading of the Company’s common stock shall not have been suspended by the SEC or the Principal Market, or otherwise halted for any reason; (vii) the number of Purchase Notice Shares purchased by Investor is limited to the beneficial ownership limitation, which is 4.99% of outstanding shares, or up to 9.99% with 61 days’ notice; (viii) the Company shall be free from any “stock promotion” flag; (ix) the Company shall have no knowledge of any event more likely than not to have the effect of causing the effectiveness of the registration statement to be suspended or any prospectus or prospectus supplement failing to meet the requirement of Sections 5(b) or 10 of the Securities Act; (x) the issuance of the Purchase Notice Shares shall not violate the shareholder approval requirements of the Principal Market; (xi) the Company’s common Stock must be DWAC Eligible and not subject to a “DTC chill”; (xii) all reports, schedules, registrations, forms, statements, information and other documents required to have been filed by us with the SEC pursuant to the reporting requirements of the Exchange Act of 1934 shall have been filed with the SEC within the applicable time periods prescribed for such filings; (xiii) the Exchange Cap has not been reached; (xiv) the irrevocable transfer agent instructions shall have been delivered by the Company to, and acknowledged in writing by, the transfer agent of the Company; and (xv) certain other conditions as set forth in the Equity Line Agreement.

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

Extension Payment and Shares Redemption

Initially, the Company was required to complete its initial business combination transaction by August 2, 2022, which was 12 months from the closing of the Initial Public Offering (the “Initial Combination Period”). On July 27, 2022, at the July 2022 Special Meeting, the stockholders approved a proposal to amend the Company’s investment management trust agreement, dated as of July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), allowing the Company to extend the Initial Combination Period two times for an additional three months each time, or from August 2, 2022 to February 2, 2023 by depositing into the Trust Account $350,000 for each three-month extension. In connection with the proposal, the Company’s public stockholders had the right to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Public stockholders holding 20,858,105 shares of the Company’s common stock exercised their right to redeem such shares at a redemption price of approximately $10.03 per share.

On January 27, 2023, at the January 2023 Special Meeting, the Company’s stockholders approved to extend the deadline by which IMAQ must consummate an initial business combination for an additional three (3) months, from February 2, 2023 to May 2, 2023, with an ability to further extend by three (3) additional one (1) month periods until August 2, 2023. In connection with the January 2023 Special Meeting, the Company’s stockholders elected to redeem an aggregate of 168,777 shares of common stock at a redemption price of approximately $10.33 per share.

On July 31, 2023, at the July 2023 Special Meeting, the Company’s stockholders approved to extend the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from August 2, 2023, to August 2, 2024 (i.e., for a total period of time ending 36 months from the consummation of its initial public offering). In connection with the July 2023 Special Meeting, the Company’s public stockholders holding 63,395 shares of the Company’s common stock exercised their right to redeem such shares at a redemption price of approximately $10.89 per share.

As approved by its stockholders at the January 2024 Special Meeting, the Company filed the January 2024 Charter Amendment which became effective upon filing. The January 2024 Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account. Stockholders also approved NTA Charter Amendment to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Exchange Act of 1934, as amended. In connection with the January 2024 Special Meeting, the Company’s stockholders elected to redeem an aggregate of 934,193 shares of common stock at a redemption price of approximately $11.43 per share.

On December 30, 2024, IMAQ held the December 2024 Annual Meeting. As approved by its stockholders at the December 2024 Annual Meeting, the Company filed the December 2024 Charter Amendment which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028. In connection with the December 2024 Annual Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share). At December 31, 2024, the Company recorded an estimated liability of $7,919,296 payable to the redeemed public stockholders. The outstanding liability was subsequently paid on February 10, 2025.

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

On each of June 1, 2023, June 23, 2023 and July 11, 2023, the Company made a deposit of $128,513 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from May 2, 2023 to January 2, 2024.

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

On each of December 30, 2024, January 24, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, June 26, 2025, July 25, 2025, August 25, 2025, September 25, 2025, October 24, 2025, November 26, 2025, December 29, 2025,January 28, 2026, February 25, 2026, March 27, 2026, April 27, 2026, May 29, 2026, June 26 and July 24, 2026 the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to September 2, 2026.

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

Liquidity and Going Concern

As of June 30, 2026, the Company had no cash and a working capital deficit of $7,339,979. Accumulated deficit balances were $15,308,426 and $15,221,442, as of June 30, 2026 and March 31, 2026, respectively. As a result of the monthly deposits into the Trust Account, the Company has until September 2, 2026 (unless the Company further extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (January 2, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, and the ongoing Venezuela, Russia/Ukraine/Belarus, Hamas/Iran/Lebanon/Israel in the Middle Eastern countries conflicts and/or other future global conflicts (including the impact of any sanctions imposed in response thereto) and the United States trade and tariff policy and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

As a result of the redemptions by the public stockholders in August 2023, January 2024 and December 2024, the Company recorded $205,388 total excise tax liability. In February 2025, the Company filed an excise tax return for the redemptions in August 2023 and January 2024 and paid a total of $113,468 in excise taxes. In July 2025, the Company filed an excise tax return for the redemption in December 2024 and paid $79,193 in excise taxes. As of June 30, 2026 and March 31, 2026, $12,727, which represents estimated interest and penalties for both periods remained outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected through March 31, 2027 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $0 in cash and none in cash equivalents as of June 30, 2026 and March 31, 2026, respectively.

Investments Held in Trust Account

Funds held in the Trust Account may be invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 185 days or less, or in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026, the assets held in the Trust Account were invested in interest-bearing demand deposits. The Company had $3,484,403 and $3,450,760 in the Trust Account as of June 30, 2026 and March 31, 2026, respectively.

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

As of June 30, 2026, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	10,926,852
Plus:
Remeasurement of carrying value to redemption value	359,636
Less:
Redemption	(7,919,296)
Common stock subject to possible redemption, March 31, 2025	$3,367,192
Plus:
Remeasurement of carrying value to redemption value	24,074
Common stock subject to possible redemption, March 31, 2026	$3,391,265
Plus:
Remeasurement of carrying value to redemption value	4,953
Common stock subject to possible redemption, June 30, 2026	$3,396,218

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

The Company’s effective tax rate was 0.50% and (2.17%) for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended June 30, 2026 and 2025, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2026.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company did not accrue interest and penalties as of June 30, 2026 and March 31, 2026 and there were no unrecognized tax benefits for both fiscal periods. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended June 30,
	2026	2025
Basic and diluted net loss per share:
Numerators:
Net loss	$(82,031)	$(120,079)

Denominators:
Basic and diluted weighted average shares outstanding	6,836,594	6,836,594
Basic and diluted net loss per share	$(0.01)	$(0.02)

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this guidance on April 1, 2026 and there was no material impact on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As of June 30, 2026 and March 31, 2026, $2,445,000 were outstanding under all the promissory notes issued to the Prior Sponsor.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of June 30, 2026 and March 31, 2026, the amount due to related party was $656,913.

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

As of June 30, 2026 and March 31, 2026, total promissory notes outstanding were $2,900,000 and $2,900,000, respectively.

Due to JC Unify

The Company received additional funds from the Buyer to finance working capital. As of June 30, 2026 and March 31, 2026, the amount due to JC Unify was $78,766 and $0, respectively.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. As of June 30, 2026 and March 31, 2026, no amount was outstanding.

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

As of June 30, 2026 and March 31, 2026, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Merger Agreements

On April 3 and April 22, 2025, the Company entered into the Original Merger Agreement and related ancillary agreements, respectively, with VCI and VNB. On April 30, 2026, parties to the Original Merger Agreement entered into the Merger Agreement with EQN, the Purchaser and Merger Sub. Refer to Note 1 for further information regarding these agreements.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The shares will be issued concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of June 30, 2026 and March 31, 2026.

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

On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of June 30, 2026 and March 31, 2026, the Company accrued $162,000 consulting fees.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company paid $150,000 on May 9, 2024. As of June 30, 2026 and March 31, 2026, a total amount of $287,213 and $273,853 were outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of June 30, 2026 and March 31, 2026, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of June 30, 2026, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and March 31, 2026, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2026 and March 31, 2026, there were 6,546,900 shares of common stock issued and outstanding (excluding 289,694 shares of common stock subject to possible redemption, as of June 30, 2026 and March 31, 2026).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of June 30, 2026 and March 31, 2026, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investments held in Trust Account:
Interest-bearing demand deposits	$3,484,403	$3,484,403	$-	$-
Liabilities
Warrant liability - Private Warrants	$5,977	$-	$-	$5,977

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investments held in Trust Account:
Interest-bearing demand deposits	$3,450,760	$3,450,760	$-	$-
Liabilities
Warrant liability - Private Warrants	$11,237	$-	$-	$11,237

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial Measurement)	As of June 30, 2026	As of March 31, 2026
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.35	$10.03
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	3.24%	2.72%
Risk-free rate	0.88%	4.28%	4.04%
Fair value	$0.58	$0.008	$0.014

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	$462.202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	(12,749)
Fair value as of March 31, 2025	$18,330
Change in valuation inputs or other assumptions	(7,094)
Fair value as of March 31, 2026	$11,237
Change in valuation inputs or other assumptions	(5,259)
Fair value as of June 30, 2026	$5,977

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 1, 2026, through June 30, 2026.

The Company recognized gains and losses of $5,259 and $12,750, respectively, related to a change in fair value of warrant liability in the accompanying of Unaudited Consolidated Statements Operations for the three months period ended June 30, 2026 and 2025.

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

	For the Three Months Ended
	June 30,
	2026	2025
General and administrative expenses	$86,243	$113,843
Interest earned on investments held in Trust Account	$27,643	$35,261

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

As of June 30, 2026 and March 31, 2026, $674,672 were outstanding under Promissory Note E.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the unaudited condensed financial statements.

Extension

On July 24, 2026, the Company made a deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from August 2, 2026 to September 2, 2026.

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

Recent Developments

Extension Payments

On each of July 25, 2025, August 25, 2025, September 25, 2025, October 24, 2025, November 26, 2025, December 29, 2025, January 28, 2026, February 25, 2026, March 27, 2026, April 27, 2026, May 29, 2026, June 26, 2026, and July 24, 2026 the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from August 2, 2025 to September 2, 2026.

Merger Agreement with VCI Holdings Limited and Vietnam Biofuels Development Joint Stock Company

On April 3, 2025, the Company entered into a merger agreement (the “Original Merger Agreement”) with VCI Holdings Limited, a British Virgin Islands business company (“VCI”), and Vietnam Biofuels Development Joint Stock Company, a Vietnamese company (“VNB”).

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

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the VCI Business Combination is subject to certain conditions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, and, after the Initial Public Offering, related to identifying a target company and executing a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net loss of $ $82,031 which consisted of operating costs of $86,243, franchise tax of $29,100, income tax provision of $(410) and change in warrant liability of $5,259, partially offset by interest income on investments held in the trust account of $27,643. For the three months ended June 30, 2025, we had had net loss of $120,079, which consisted of operating costs of $113,843, franchise tax of $26,200, income tax provision of $2,547 and change in warrant liability of $(12,750), partially offset by interest income on investments held in the trust account of $35,261.

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

As of June 30, 2026, the Company had no cash and a working capital deficit of $7,339,979. Accumulated deficit balances were $15,308,426 and $15,221,442 as of June 30, 2026 and March 31, 2026, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by September 2, 2026 (or January 2, 2027, if it fully exercises its option to extend the date to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and their board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law Management has determined that the mandatory liquidation, if a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the VCI Business Combination is subject to certain conditions as further described in the Merger Agreement.

Voting and Support Agreements

Concurrently with the execution of the Merger Agreement, IMAQ, VCI, VNB and a shareholder of VCI(the “Supporting Shareholder”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholder has agreed, among other things, to vote in favor of the share purchase, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company and the Purchaser or the VCI for consummation of the share purchase and the other transactions contemplated by the Merger Agreement.

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

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to the Borrower to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company. As of June 30,2026, the Company provided $499,900 loan to VCI in pursuant to this agreement.

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

The Company is not entitled to draw on the Equity Line Agreement unless each of the following additional conditions is satisfied: (i) a registration statement is and remains effective for the resale of securities in connection with the Equity Line Agreement; (ii) each of the Company’s representations and warranties set forth in the Equity Line Agreement is true and correct (subject to qualifications as to materiality set forth therein) as of such time; (iii) the Company shall have complied with its obligations in all material respects; (iv) no statute, rule, regulation, executive order, decree, ruling, or injunction shall have been enacted, entered, promulgated, or adopted by any court or governmental authority that prohibits or directly and materially adversely affects any of the transactions contemplated by the Equity Line Agreement, and no proceeding shall have been commenced that may have the effect of prohibiting or materially adversely affecting any of the transactions contemplated by the Equity Line Agreement; (v) since the date of filing of the Company’s most recent annual report or quarterly report filed pursuant to the Exchange Act, no event that had or is reasonably likely to have a Material Adverse Effect has occurred; (vi) the trading of the Company’s common stock shall not have been suspended by the SEC or the Principal Market, or otherwise halted for any reason; (vii) the number of Purchase Notice Shares purchased by Investor is limited to the beneficial ownership limitation, which is 4.99% of outstanding shares, or up to 9.99% with 61 days’ notice; (viii) the Company shall be free from any “stock promotion” flag; (ix) the Company shall have no knowledge of any event more likely than not to have the effect of causing the effectiveness of the registration statement to be suspended or any prospectus or prospectus supplement failing to meet the requirement of Sections 5(b) or 10 of the Securities Act; (x) the issuance of the Purchase Notice Shares shall not violate the shareholder approval requirements of the Principal Market; (xi) the Company’s common Stock must be DWAC Eligible and not subject to a “DTC chill”; (xii) all reports, schedules, registrations, forms, statements, information and other documents required to have been filed by us with the SEC pursuant to the reporting requirements of the Exchange Act of 1934 shall have been filed with the SEC within the applicable time periods prescribed for such filings; (xiii) the Exchange Cap has not been reached; (xiv) the irrevocable transfer agent instructions shall have been delivered by the Company to, and acknowledged in writing by, the transfer agent of the Company; and (xv) certain other conditions as set forth in the Equity Line Agreement.

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

Promissory Notes - Prior Sponsor

On February 1, 2021, the Company issued an unsecured promissory note to the Prior Sponsor (the “Initial Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. On April 6, 2021 and June 17, 2021, the Company issued additional unsecured promissory notes to the Prior Sponsor (the “Additional Promissory Notes” and, together with the “Initial Promissory Note”, the “IPO Promissory Notes”), pursuant to which the Company may borrow up to an additional aggregate principal amount of $200,000. The IPO Promissory Notes were non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes was repaid on August 6, 2021.

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

As of June 30, 2026 and March 31, 2026, $2,445,000 were outstanding under all four promissory notes issued to the Prior Sponsor.

Due to JC Unify

The Company received additional funds from the Buyer to finance working capital. As of June 30, 2026 and March 31, 2026, the amount due to JC Unify was $78,766 and $0, respectively.

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

As of June 30, 2026 and March 31, 2026, $2,900,000 were outstanding under all the promissory notes issued to JC Unify.

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

As of June 30, 2026 and March 31, 2026, $674,672 were outstanding under Promissory Note E.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of June 30, 2026 and March 31, 2026, the amount due to Prior Sponsor was $656,913.

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

As of June 30, 2026 and March 31,2026, the Company had no borrowings under the related party loans.

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

As additional consideration for NPIC making the Polar Initial Loan available to the Prior Sponsor, the Company shall issue 500,000 shares of Common Stock to Polar (the “Initial Securities”), and as additional consideration for the NPIC making each Polar Monthly Loan available to the Prior Sponsor, the Company shall issue 166,700 shares of Common Stock to NPIC for each Monthly Loan. Such securities shall be subject to no transfer restrictions or any other lock-up provisions, earn outs or other contingencies, and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the de-SPAC Closing in connection with the de-SPAC Closing, or if no such registration statement is filed in connection with the de-SPAC Closing, the first registration statement filed subsequent to the de-SPAC Closing, which will be filed no later than 45 days after the de-SPAC Closing and declared effective no later than 90 days after the de-SPAC Closing.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On November 9, 2023, the Company entered into an agreement with Vishwas Joshi, whereby Vishwas Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company as full and final satisfaction of all and any service fees owed to Vishwas Joshi by the Company. The shares will be issued concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of June 30, 2026 and March 31, 2026.

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

On October 29, 2021, the Company entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021 and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request. On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of June 30, 2026 and March 31, 2026, the Company accrued $162,000 consulting fees.

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

On September 13, 2022, the Company entered into a letter of engagement with FNK IR (the “FNK IR Agreement”), pursuant to which the Company engaged FNK IR to act as integrated investor and media relations partner on behalf of the Company. The Company agreed to pay FNK IR a monthly fee of $8,000 per month. The engagement was terminated in February 2023.

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of June 30, 2026 and March 31, 2026, a total amount of $287,213 and $273,853 were outstanding and accrued, respectively.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified critical accounting estimates; we have identified the following critical accounting policies:

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 on April 1, 2026 and there was no material impact on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2026, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also previously had a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide Risk Factors in this Quarterly Report on Form 10-Q. However, in addition to the risk factors disclosed in our prospectus filed with the SEC on July 29, 2021, the Company had identified additional risk factors as disclosed in its Annual Report filed on Form 10-K for the fiscal year ended March 31, 2026. There has been no material change in the Risk Factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition.

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
Date: August 7, 2026
	By:	/s/ Yu-Fang Chiu
Yu-Fang Chiu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)