Form 10-Q
period 2026-09-30
International Media Acquisition Corp.
filed 2026-11-05
CIK 1846235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Miami, FL 33131

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 5, 2026, there were 6,836,594 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTERNATIONAL MEDIA ACQUISITION CORP.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2026 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 25, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on July 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include (but are not limited to), for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result they would then receive expense reimbursement.

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	March 31, 2026 (Audited)
ASSETS
Current Assets
Cash	$-	$-
Loan receivable – Target company	499,900	499,900
Other receivable	-	-
Prepaid franchise taxes	-	33,212
Prepaid expenses	74,645	18,328
Total Current Assets	574,545	551,440

Investments held in Trust Account	3,518,626	3,450,760
Total Assets	$4,093,171	$4,002,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$978,419	$962,456
Due to Prior Sponsor	656,913	656,913
Promissory notes- Prior Sponsor	2,445,000	2,445,000
Promissory notes - JC Unify	2,900,000	2,900,000
Promissory note - Wei-Hua Chang	899,772	674,672
Excise tax payable	12,727	12,727
Franchise tax payable	22,480	-
Income tax payable	91,808	118,717
Total Current Liabilities	8,007,119	7,770,485

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liability	319	11,237
Total Liabilities	16,057,438	15,831,722

Commitments (see Note 6)
Common stock subject to possible redemption: 289,694 shares issued and outstanding at $12.15 and $11.91 redemption value as of September 30, 2026 and March 31, 2026, respectively	3,400,940	3,391,265

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,546,900 shares issued and outstanding (excluding 289,694 shares subject to possible redemption) as of September 30, 2026 and March 31, 2026	655	655
Accumulated deficit	(15,365,862)	(15,221,442)
Total Stockholders’ Deficit	(15,365,207)	(15,220,787)
Total Liabilities and Stockholders’ Deficit	$4,093,171	$4,002,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$57,094	$99,876	$143,337	$213,719
Franchise tax expense	30,000	40,000	59,100	66,200
Loss from operations	(87,094)	(139,876)	(202,437)	(279,919)
Change in fair value of warrant liability	5,658	7,173	10,917	(5,578)
Interest and dividend income on investments held in trust account	28,223	34,069	55,866	69,331
Income (loss) before provision for income taxes	(53,213)	(98,634)	(135,654)	(216,166)
Provision for income taxes	(499)	(1,667)	(909)	881
Net loss	$(52,714)	$(96,967)	$(134,745)	$(217,047)
Weighted average shares outstanding, basic and diluted	6,836,594	6,836,594	6,836,594	7,520,034
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended September 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2026	6,546,900	$655	$-	$(15,221,442)	$(15,220,787)
Net loss	-	-	-	(82,031)	(82,031)
Remeasurement of Common Stock Subject to Redemption to redemption value	-	-	-	(4,953)	(4,953)
Balance at June 30, 2026	6,546,900	$655	$-	$(15,308,426)	$(15,307,771)
Net loss	-	-	-	(52,714)	(52,714)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(4,722)	(4,722)
Balance at September 30, 2026	6,546,900	$655	$-	$(15,365,862)	$(15,365,207)

For the Six Months Ended September 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2025	6,546,900	$655	$-	$(14,852,574)	$(14,851,919)
Net loss	-	-	-	(120,079)	(120,079)
Remeasurement of Common Stock Subject to Redemption to redemption value	-	-	-	(12,514)	(12,514)
Balance at June 30, 2025	6,546,900	$655	$-	$(14,985,167)	$(14,984,512)
Net loss	-	-	-	(96,967)	(96,967)
Remeasurement of Common Stock Subject to Redemption	-	-	-	(1,736)	(1,736)
Balance at September 30, 2025	6,546,900	$655	$-	$(15,083,870)	$(15,083,215)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30，
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(134,745)	$(217,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in trust account	(55,866)	(69,331)
Change in fair value of warrant liability	(10,917)	5,578
Changes in operating assets and liabilities:
Prepaid expenses	(56,317)	(2,296)
Prepaid franchise taxes	33,212	(56,850)
Other receivable	-	10,000
Accounts payable and accrued expenses	15,962	(6,527)
Franchise tax payable	22,480	-
Income tax payable	(26,909)	(138,140)
Net cash used in operating activities	(213,100)	(474,613)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(12,000)	(12,000)
Cash withdrawn from Trust Account to pay franchise tax	-	40,000
Net cash (used in) provided by investing activities	(12,000)	28,000

Cash Flows from Financing Activities:
Proceeds from loan -JC Unify	-	205,065
Proceeds from promissory note - Wei-Hua Chang	225,100	-
Net cash provided by financing activities	225,100	205,065

Net Change in Cash	-	(241,548)
Cash - Beginning of period	-	241,548
Cash - End of period	$-	$-

Non-cash investing and financing activities
Accretion of Public Shares to redemption value	$9,675	$14,251

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

As of September 30, 2026, the Company had not commenced any operations. All activities for the period from January 15, 2021 (inception) through September 30, 2026, related to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target and executing a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company had selected December 31 as its fiscal year end. On August 16, 2022, the board of directors of International Media Acquisition Corp. approved a change to the Company’s fiscal year end from December 31 to March 31, in accordance with the Company’s Bylaws.

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

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The Prior Sponsor and the other initial stockholders (as defined in Note 5) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their liquidation rights with respect to their Founder Shares and Private Shares if the Company fails to complete a Business Combination and (c) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Initial Public Offering, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Prior Sponsor and the other initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

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

On January 2, 2024, IMAQ held a special meeting of stockholders (the “January 2024 Special Meeting”). As approved by its stockholders at the January 2024 Special Meeting, the Company filed a certificate of amendment to its amended and restated certificate of incorporation (the “January 2024 Charter Amendment”) which became effective upon filing. The January 2024 Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders also approved an amendment to the amended and restated certificate of incorporation (the “NTA Charter Amendment”) to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Act of 1933, as amended.

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

Termination of Proposed Business Combination with Risee Entertainment Holdings Private Limited

On October 22, 2022, the Company entered into a Stock Purchase Agreement (the “Prior SPA”) with Risee Entertainment Holdings Private Limited, a company incorporated in India (“Risee”), and Reliance Entertainment Studios Private Limited, a company incorporated in India (the “Prior Target Company”). Pursuant to the terms of the Prior SPA, a business combination between the Company and the Prior Target Company was to be effected by the acquisition of 100% of the issued and outstanding share capital of the Prior Target Company from Risee in a series of transactions (collectively, the “Stock Acquisition”). The aggregate purchase price for the shares of the Prior Target Company under the Prior SPA was $102,000,000, and in addition, the Company also agreed to make a primary investment into the Prior Target Company in the amount of $38,000,000, which was to be used solely for the purposes of repayment of inter-company loans aggregating to $38,000,000 as existing on the books of the Prior Target Company at the initial closing of the Stock Acquisition.

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

On January 31, 2024, the Company entered into the First Amendment to the Securities Purchase Agreement (the “First Amendment”) with the Prior Sponsor, Buyer and Sellers, that amended and modified the Securities Purchase Agreement pursuant to which, among other things, (i) the Prior Sponsor agreed to sell, and the Buyer agreed to purchase, 4,125,000 shares of common stock and 657,675 private placement units of the Company, which represents 76% of the total company securities owned by the Prior Sponsor, (ii) the Sellers shall deliver the termination of indemnity agreements of Shibasish Sarkar and Vishwas Joshi, and resignations of all of the officer and directors of IMAQ, other than the officer and director(s) as mutually agreed, whose resignations shall be effective on the 10th day following the mailing to stockholders of a Schedule 14F or proxy statement pursuant to the rules of the SEC advising stockholders of a Change in Control of the Board of Directors (iii) in connection with the issuance of a $1,300,000 promissory note by the Buyer to the Company, IMAQ shall issue (i) 100,000 new units and 847,675 shares of common stock from the Company at the closing of a business combination, (iv) out of the $300,000 fee due to Chardan Capital Markets LLC (“Chardan”), $50,000 shall be rebated via wire transfer from Chardan to the Prior Sponsor at the Closing, (v) the Sellers and the Buyer agree and acknowledge that the Company shall purchase directors and officers’ insurance for the officers or directors of the Company that is serving or has served as an officer or director of IMAQ prior to the signing of the Securities Purchase Agreement (“Initial Officers and Directors”) with coverage of $1 million for an one (1) year, covering the period from July 26, 2023 to July 26, 2024, and (vi) the Company will use best efforts to include a provision in the definitive business combination agreement, stipulating that the potential target will refrain from initiating any legal action against Initial Officers and Directors of the Company, except in the event of fraud, negligence or bad faith prior to their resignations.

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

As of September 30, 2026 and March 31, 2026, $2,900,000 were outstanding, under all the promissory notes issued to JC Unify.

Issuance of Unsecured Promissory Note E – Wei-Hua Chang

On April 20, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $3,000,000 (the “Promissory Note E”) to Wei-Hua Chang (the “Promissory Note E Lender”), who became a shareholder of the Buyer on February 24, 2026. Pursuant to the Promissory Note E, the Promissory Note E Lender agreed to loan to the Company an aggregate amount of up to $3,000,000. The Promissory Note E shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note E is convertible into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Promissory Note E Conversion Securities”), with no fractional Promissory Note E Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note E does not bear interest. The proceeds of Promissory Note E will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

As of September 30, 2026 and March 31, 2026, $899,772 and $674,672 were outstanding under Promissory Note E, respectively.

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

VCI Loan Agreement

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to VNB and VCI (collectively referred to as the “Borrower”) to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company. As of September 30, 2026, the Company had provided $499,900 loan to VCI pursuant to this agreement.

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

During the Commitment Period, subject to the terms and conditions of the Equity Line Agreement, including that there be an effective registration statement relating to the transactions contemplated by the Equity Line Agreement, the Company may deliver written purchase notices (each a “Regular Purchase Notice”) to the Investor when the Company exercises its right to sell shares (the delivery date of any such notice, the “Regular Purchase Notice Date”). The Investor’s purchase price will be the lower of (i) the closing price of the Company’s common Stock prior to the receipt of the applicable Regular Purchase Notice or (ii) the product of (a) the lowest daily volume-weighted average price of the Company’s common stock during the two (2) consecutive business days commencing on and including the Regular Purchase Notice Date and (b) ninety-eight percent (98%). Investor’s committed obligation under each Regular Purchase Notice shall not exceed $5,000,000 and the number of shares sold pursuant to the Regular Purchase Notice may not exceed the lesser of (i) 40% of the previous 5-days’ Average Daily Trading Volume immediately preceding receipt of the Regular Purchase Notice or (ii)$5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five (5) Business Days immediately preceding the receipt of the Regular Purchase Notice (the “Regular Purchase Limit”). Notwithstanding the foregoing, Investor may waive the Regular Purchase Limit at any time to allow the Investor to purchase additional shares under a Regular Purchase Notice.

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

The Investor’s committed obligation under the Rapid Purchase Notice shall not exceed $5,000,000, and the number of shares sold pursuant to the Rapid Purchase Notice may not exceed $5,000,000 divided by the highest closing price of the Company’s common stock over the most recent five Business Days immediately preceding receipt of the subject Purchase Notice (the “Rapid Purchase Notice Limit”). Notwithstanding the foregoing, Investor may waive the Rapid Purchase Notice Limit at any time to allow the Investor to purchase additional shares under a Rapid Purchase Notice.

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

As approved by its stockholders at the January 2024 Special Meeting, the Company filed the January 2024 Charter Amendment which became effective upon filing. The January 2024 Charter Amendment extended the deadline by which IMAQ must consummate an initial business combination for twelve (12) additional one (1) month periods from January 2, 2024 to January 2, 2025 provided that, in connection with each one-month extension, a deposit of $20,000 is made into the Trust Account. Stockholders also approved NTA Charter Amendment to expand the methods by which the Company may avoid being deemed a “penny stock” under the Rule 419 under the Securities Act of 1933, as amended. In connection with the January 2024 Special Meeting, the Company’s stockholders elected to redeem an aggregate of 934,193 shares of common stock at a redemption price of approximately $11.43 per share.

On December 30, 2024, IMAQ held the December 2024 Annual Meeting. As approved by its stockholders at the December 2024 Annual Meeting, the Company filed the December 2024 Charter Amendment which became effective upon filing. The December 2024 Charter Amendment extended the deadline by which IMAQ has to consummate an initial business combination for twenty-four (24) additional one (1) month periods from January 2, 2025 to January 2, 2027 provided that, in connection with each one-month extension, a deposit of $2,000 is made into the Trust Account established in connection with the Company’s initial public offering. Stockholders approved the proposal to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Stockholders also approved the Director Proposal to elect one Class I director to the Company’s board of directors until the expiration of his or her term or until his or her respective successor has been duly elected and qualified or until his or her earlier resignation, removal or death. The term of the Class I directors will end at our annual meeting held in 2028. In connection with the December 2024 Annual Meeting, the Company’s stockholders elected to redeem an aggregate of 685,836 shares of common stock at a redemption value of $7,919,296 (or approximately $11.55 per share). On December 31, 2024, the Company recorded an estimated liability of $7,919,296 payable to the redeemed public stockholders. The outstanding liability was subsequently paid on February 10, 2025.

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

On each of December 30, 2024, January 24, 2025, March 12, 2025, March 26, 2025, April 23, 2025, May 29, 2025, June 26, 2025, July 25, 2025, August 25, 2025, September 25, 2025, October 24, 2025, November 26, 2025, December 29, 2025, January 28, 2026, February 25, 2026, March 27, 2026, April 27, 2026, May 29, 2026, June 26, 2026, July 24, 2026, August 24, 2026, September 23, 2026, and October 23, 2026, the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from January 2, 2025 to December 2, 2026.

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

On August 6, 2024, the Board appointed Mr. Hsu-Kao Cheng as Class III director of the Board, to fill in the vacancy created by the resignation of Mr. Chih Young Hung with effect from August 6, 2024 until the Company’s annual meeting to be held in 2027. The Board has determined that Mr. Cheng is an “independent director” as that term is defined under the Listing Rules of the Nasdaq. Mr. Cheng shall serve as the Chairman of the Audit Committee and the Compensation Committee of the Board.

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

Liquidity and Going Concern

As of September 30, 2026, the Company had no cash and a working capital deficit of $7,432,574. Accumulated deficit balances were $15,365,862 and $15,221,442, as of September 30, 2026 and March 31, 2026, respectively. As a result of the monthly deposits into the Trust Account, the Company has until December 2, 2026 (unless the Company further extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

As a result of the redemptions by the public stockholders in August 2023, January 2024, and December 2024, the Company recorded $205,388 total excise tax liability. In February 2025, the Company filed an excise tax return for the redemptions in August 2023 and January 2024 and paid a total of $113,468 in excise taxes. In July 2025, the Company filed an excise tax return for the redemption in December 2024 and paid $79,193 in excise taxes. As of September 30, 2026 and March 31, 2026, $12,727, which represents estimated interest and penalties for both periods, remained outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended September 30, 2026 are not necessarily indicative of the results that may be expected through March 31, 2027 or for any future periods.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $0 in cash and none in cash equivalents as of September 30, 2026 and March 31, 2026, respectively.

Investments Held in Trust Account

Funds held in the Trust Account may be invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 185 days or less, or in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026, the assets held in the Trust Account were invested in interest-bearing demand deposits. The Company had $3,518,626 and $3,450,760 in the Trust Account as of September 30, 2026 and March 31, 2026, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. In accordance with the guidance contained in ASC 815, the Public Warrants qualify for equity treatment. The Private Warrants do not qualify as equity and are recorded as a liability at fair value. Changes in the estimated fair value of Private Warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants (as defined in Note 4) was estimated using a Black-Scholes method (see Note 9).

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

As of September 30, 2026 and March 31, 2026, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(12,466,000)
Proceeds allocated to Public Rights	(7,337,000)
Issuance costs allocated to common stock	(13,850,689)
Plus:
Remeasurement of carrying value to redemption value	33,653,689
Common stock subject to possible redemption, March 31, 2022	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,548
Less:
Redemption	(210,980,522)
Common stock subject to possible redemption, March 31, 2023	20,284,026
Plus:
Remeasurement of carrying value to redemption value	2,011,747
Less:
Redemption	(11,368,921)
Common stock subject to possible redemption, March 31, 2024	10,926,852
Plus:
Remeasurement of carrying value to redemption value	359,636
Less:
Redemption	(7,919,296)
Common stock subject to possible redemption, March 31, 2025	$3,367,192
Plus:
Remeasurement of carrying value to redemption value	24,074
Common stock subject to possible redemption, March 31, 2026	$3,391,265
Plus:
Remeasurement of carrying value to redemption value	9,675
Common stock subject to possible redemption, September 30, 2026	$3,400,940

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

The Company’s effective tax rate was 0.67% and (0.39%) for the six months ended September 30, 2026 and 2025, respectively. The effective tax rate differs from the federal and state statutory rate of 21% and 9% for the period ended September 30, 2026 and 2025, due to the valuation allowance recorded on the Company’s net operating losses, changes in the fair value of warrant liability and state income taxes net of federal benefit.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2026.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company did not accrue interest and penalties as of September 30, 2026 and March 31, 2026 and there were no unrecognized tax benefits for both fiscal periods. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted net loss per share:
Numerators:
Net loss	$(52,714)	$(96,967)	$(134,745)	$(217,047)

Denominators:
Basic and diluted weighted average shares outstanding	6,836,594	6,836,594	6,836,594	7,520,034
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2021, the Prior Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 shares of common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Prior Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the Private Units and underlying securities and assuming the Prior Sponsor did not purchase any Public Shares in the Initial Public Offering). On August 6, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture.

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

As of September 30, 2026 and March 31, 2026, $2,445,000 were outstanding under all the promissory notes issued to the Prior Sponsor.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of September 30, 2026 and March 31, 2026, the amount due to related party was $656,913.

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

As of September 30, 2026 and March 31, 2026, total promissory notes outstanding were $2,900,000 and $2,900,000, respectively.

Promissory Note E – Wei-Hua Chang

On April 20, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $3,000,000 (the “Promissory Note E”) to Wei-Hua Chang (the “Promissory Note E Lender”), who became a shareholder of the Buyer on February 24, 2026. Pursuant to Promissory Note E, the Promissory Note E Lender agreed to loan to the Company an aggregate amount of up to $3,000,000. The Promissory Note E shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note E is convertible into units consisting of one share of Common Stock of the Company and one right to receive one-twentieth of one share of Common Stock of the Company (together, the “Promissory Note E Conversion Securities”), with no fractional Promissory Note E Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note E does not bear interest. The proceeds of Promissory Note E will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

As of September 30, 2026 and March 31, 2026, $899,772 and $674,672, respectively, were outstanding under Promissory Note E.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Prior Sponsor up to a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. In April 2023 the agreement was terminated and the amount due was waived. As of September 30, 2026 and March 31, 2026, no amount was outstanding.

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

As of September 30, 2026 and March 31, 2026, the Company had no borrowings under the Working Capital Loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On July 21, 2023, the Company extended the tenure of the agreement from July 27, 2023 to September 30, 2023 with no further extension. The Company accrued $40,000 service fees as of September 30, 2023. On November 9, 2023, the Company entered into an agreement with Mr. Joshi, whereby Mr. Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company in full and final satisfaction of all obligations owed to Mr. Joshi by the Company. The shares will be issued concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of September 30, 2026 and March 31, 2026.

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

On February 14, 2023, the Company entered into an agreement with Ontogeny, whereby Ontogeny and the Company mutually agreed to terminate the Ontogeny PIPE Agreement and release each other from any and all responsibilities and obligations relating to the Ontogeny PIPE Agreement. Since termination, no further payment accrued or paid under the Ontogeny PIPE Agreement.

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

On October 29, 2021, the Company also entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021, and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 24, 2023. On April 24, 2023 the Company further extended the agreement to September 30, 2023. The agreement was extended in consideration for the services Ms. Agarwal provided to the Company. The Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company was obligated to reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at the request of the Company.

On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. On February 15, 2024, the Company paid the outstanding fees of $31,500, as such, no further amount was due under this agreement, except for the issuance of 12,825 shares of common stock post Business Combination pursuant to the release agreements. As of September 30, 2026 and March 31, 2026, the Company accrued $162,000 consulting fees.

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

On June 9, 2022, the Company entered into a letter of engagement with ADAS Capital Partners and Lone Cypress Holdings (“ADAS”), pursuant to which we engaged ADAS to provide Company with introduction to investors residing in geographies outside of United States of America, assist in negotiations with introduced parties, assist with closing with introduced parties, assist with getting certain capital back from certain individuals and any other services deemed appropriate. In consideration for the services ADAS will provide to the Company, the Company agreed to pay ADAS a total fee of $25,000. The engagement ended on June 22, 2023.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company paid $150,000 on May 9, 2024. As of September 30, 2026 and March 31, 2026, a total amount of $287,993 and $273,853 were outstanding and accrued, respectively.

Fee disputes

The Company is subject to a dispute regarding the pending fee of $38,000 with Marcum LLP in the ordinary course of business. The results of such dispute cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of September 30, 2026 and March 31, 2026, the Company accrued an outstanding invoice of $23,617.

NOTE 7. WARRANTS

As of September 30, 2026, there were 23,000,000 Public Warrants and 796,900 Private Warrants outstanding.

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

No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration under the Securities Act.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and March 31, 2026, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2026 and March 31, 2026, there were 6,546,900 shares of common stock issued and outstanding (excluding 289,694 shares of common stock subject to possible redemption, as of September 30, 2026 and March 31, 2026).

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of September 30, 2026 and March 31, 2026, there were 23,000,000 Public Rights and 796,900 Private Rights outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Investments held in Trust Account	$3,518,626	$3,518,626	$-	$-
Liabilities
Warrant liability - Private Warrants	$319	$-	$-	$319

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investments held in Trust Account	$3,450,760	$3,450,760	$-	$-
Liabilities
Warrant liability - Private Warrants	$11,237	$-	$-	$11,237

The Company utilizes the Black-Scholes method to value the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock using the implied volatility of the comparable companies that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 2021 (Initial Measurement)	As of September 30, 2026	As of March 31, 2026
Unit price	$10.00	$10.00	$10.00
Common stock price	$9.44	$10.20	$10.03
Dividend yield	-%	-%	-%
Term to Business Combination (years)	1.00	1.00	1.00
Volatility	16.0%	2.98%	2.72%
Risk-free rate	0.88%	4.82%	4.04%
Fair value	$0.58	$0.0004	$0.014

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 15, 2021 (inception)	$-
Initial measurement as of August 2, 2021	414,352
Additional warrants issued in over-allotment	47,850
Fair value as of August 2, 2021	$462.202
Change in valuation inputs or other assumptions	(406,419)
Fair value as of June 30, 2022	$55,783
Change in valuation inputs or other assumptions	(31,876)
Fair value as of March 31, 2023	$23,907
Change in valuation inputs or other assumptions	7,172
Fair value as of March 31, 2024	$31,079
Change in valuation inputs or other assumptions	(12,749)
Fair value as of March 31, 2025	$18,330
Change in valuation inputs or other assumptions	(7,094)
Fair value as of March 31, 2026	$11,236
Change in valuation inputs or other assumptions	(10,917)
Fair value as of September 30, 2026	$319

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 1, 2026, through September 30, 2026.

The Company recognized gains of $10,917 and losses of $5,578, related to a change in fair value of warrant liability in the accompanying Unaudited Consolidated Statements Operations for the six months period ended September 30, 2026 and 2025.

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

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2026	2025	2026	2025
General and administrative expenses	$57,094	$99,876	$143,337	$213,719
Interest and dividend income on investments held in Trust Account	$28,223	$34,069	$55,866	$69,331

	September 30,	March 31,
	2026	2026
Investments held in Trust Account	$3,518,626	$3,450,760

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Extension

On October 23, 2026, the Company made a deposit of $2,000 to the trust account to extend the period of time the Company has to consummate an initial business combination from November 2, 2026 to December 2, 2026.

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

Recent Developments

Extension Payments

On each of July 25, 2025, August 25, 2025, September 25, 2025, October 24, 2025, November 26, 2025, December 29, 2025, January 28, 2026, February 25, 2026, March 27, 2026, April 27, 2026, May 29, 2026, June 26, 2026, July 24, 2026, August 24, 2026, September 23, 2026 and October 23, 2026, the Company made a deposit of $2,000 to the Trust Account to extend the period of time the Company has to consummate an initial business combination from August 2, 2025 to December 2, 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 15, 2021 (inception), through September 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, and, after the Initial Public Offering, related to identifying a target company and executing a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net loss of $52,714, which consisted of operating costs of $57,094, franchise tax of $30,000, income tax provision of $(499) and change in warrant liability of $5,658, partially offset by interest income on investments held in the trust account of $28,223. For the three months ended September 30, 2025, we had a net loss of $96,967, which consisted of operating costs of $99,876, franchise tax of $40,000, income tax provision of $(1,667) and change in warrant liability of $7,173, partially offset by interest income on investments held in the trust account of $34,069.

For the six months ended September 30, 2026, we had a net loss of $134,745, which consisted of operating costs of $143,337, franchise tax of $59,100, income tax provision of $(909) and change in warrant liability of $10,917, partially offset by interest income on investments held in the trust account of $55,866. For the six months ended September 30, 2025, we had a net loss of $217,047, which consisted of operating costs of $213,719, franchise tax of $66,200, income tax provision of $881 and an increase in warrant liability of $5,578, offset by interest income on investments held in the trust account of $69,331.

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

As of September 30, 2026, the Company had no cash and a working capital deficit of $7,432,574. Accumulated deficit balances were $15,365,862 and $15,221,442 as of September 30, 2026 and March 31, 2026, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination.

Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or to complete a Business Combination by December 2, 2026 (or January 2, 2027, if it fully exercises its option to extend the date to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to IMAQ to pay income and other tax obligations owed by IMAQ, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of IMAQ’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to IMAQ’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Management has determined that the mandatory liquidation, if a Business Combination has not occurred, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 2, 2026 (or January 2, 2027, if it exercises its option to extend the date to consummate a business combination). Management plans to continue to draw down the funds on its promissory notes, repayable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. There is no assurance that the Company’s plans to consummate a business combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Any plans to raise capital or to consummate a Business Combination may not be successful. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

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

Lock-Up Agreements

On March 11, 2025, in connection with the closing of the Securities Purchase Agreement, the Company entered into lock-up agreements with the Prior Sponsor and Ontogeny Capital LTD (“Ontogeny”, and together with the Prior Sponsor, the “Locked-up Parties”), respectively, pursuant to which the Locked-up Parties agreed, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any shares of common stock of IMAQ, any shares of common stock of IMAQ received or issuable upon settlement of restricted share units or the exercise of options or warrants to purchase any shares of common stock of IMAQ, or any securities convertible into or exercisable or exchangeable for any shares of common stock of IMAQ, in each case, held by, or beneficially owned by, the Locked-up Parties immediately after the closing of the Business Combination, for a period of 12 months after the closing of the Business Combination (the “Lock-Up Agreements”).

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

The VCI Business Combination is expected to be consummated after obtaining the required approval by the shareholders of the Company and VCI and the satisfaction of certain other customary closing conditions.

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

In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of VCI owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the closing of the share purchase, (b) the termination of the Merger Agreement, and (c) written agreement of the parties to the applicable Support Agreement and the Company and the Purchaser.

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

On April 20, 2025, the Company entered into a non-interest bearing unsecured loan (the “VCI Loan Agreement”) to provide a maximum aggregate amount of $499,900 (the “VCI Loan”) to the Borrower to be used by the Borrower exclusively for the expenses directly arising out of the VCI Business Combination (the “Transaction”) or as otherwise agreed upon by the Company. As of September 30, 2026, the Company provided $499,900 loan to VCI pursuant to this agreement.

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

As of September 30, 2026 and March 31, 2026, $2,445,000 were outstanding under all four promissory notes issued to the Prior Sponsor.

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

As of September 30, 2026 and March 31, 2026, $2,900,000 were outstanding under all the promissory notes issued to JC Unify.

Issuance of Promissory Note E– Wei-Hua Chang

On April 20, 2025, the Company issued Promissory Note E in the aggregate principal amount of up to $3,000,000 to the Promissory Note E Lender, who became a shareholder of the Buyer on February 24, 2026. Pursuant to the Promissory Note E, the Promissory Note E Lender agreed to loan to the Company an aggregate amount of up to $3,000,000. The Promissory Note E shall be payable promptly on demand and in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note E is convertible into Promissory Note E Conversion Securities, with no fractional Promissory Note E Conversion Securities to be issued upon conversion, and has the right to be converted immediately prior to the closing of the Business Combination. The Promissory Note E does not bear interest. The proceeds of Promissory Note E will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

As of September 30, 2026 and March 31, 2026, $899,772 and $674,672 were outstanding under Promissory Note E, respectively.

Due to Prior Sponsor

The Company received additional funds from the Prior Sponsor to finance term extension fees. As of September 30, 2026 and March 31, 2026, the amount due to Prior Sponsor was $656,913.

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

As of September 30, 2026 and March 31, 2026, the Company had no borrowings under the related party loans.

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

Chief Financial Officer Agreement

On February 8, 2021, the Company entered into an agreement with Vishwas Joshi to act as Chief Financial Officer of the Company for a period of twenty-four months from the date of listing of the Company on NASDAQ. The Company has agreed to pay Mr. Joshi up to $400,000, subject to the Company successfully completing a Business Combination. If the Company does not complete a Business Combination within the Initial Combination Period, the Company has agreed to pay Mr. Joshi $40,000. On November 9, 2023, the Company entered into an agreement with Vishwas Joshi, whereby Vishwas Joshi agreed to receive 36,000 shares of common stock of the post-Business Combination company as full and final satisfaction of all and any service fees owed to Vishwas Joshi by the Company. The shares will be issued concurrently with the closing of the Business Combination. The Company accrued $360,000 service fees as of September 30, 2026 and March 31, 2026.

Consulting Agreements

We had engaged Ontogeny to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for us. We paid Ontogeny $40,000 at the time of signing the engagement agreement and $35,000 upon the filing of the registration statement relating to the Initial Public Offering. We paid Ontogeny an aggregate of $1,650,000 upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option. In addition, upon the consummation of our initial business combination, we have agreed to pay Ontogeny $2,875,000 for certain management consulting and corporate advisory services. On November 10, 2023, the Company entered into an agreement with Ontogeny, whereby Ontogeny agreed to receive 287,500 shares of common stock of the post-Business Combination company in accordance with the Ontogeny Consulting Agreement, as full and final satisfaction of all obligations owed to Ontogeny by the Company. The payment will be made concurrently with the closing of the Business Combination.

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

On October 29, 2021, the Company entered into a consulting agreement with Priyanka Agarwal, pursuant to which the Company engaged Ms. Agarwal to provide strategy, management and financial advisory services to the Company, as specified in the consulting agreement, commencing on October 29, 2021 and ending on October 28, 2022 (the “Term of Consulting Agreement”). On January 28, 2023, the Company extended the existing agreement to April 28, 2023. In consideration for the services Ms. Agarwal provides to the Company, the Company agreed to pay Ms. Agarwal a monthly consulting fee of $11,250 per month for the duration of the Term of Consulting Agreement in accordance with the payment schedule provided in the consulting agreement. In addition, the Company shall reimburse Ms. Agarwal for her reasonable and documented travel expenses incurred at our request. On November 9, 2023, the Company entered into two release agreements with Ms. Agarwal, whereby Ms. Agarwal agreed to receive, respectively, $31,500 and 12,825 shares of common stock of the post-Business Combination company in full and final satisfaction of all and any service fees owed to Ms. Agarwal by the Company. The payment will be made concurrently with the closing of the Business Combination. As of September 30, 2026 and March 31, 2026, the Company accrued $162,000 consulting fees.

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

On June 9, 2022, the Company entered into a letter of engagement with ADAS Capital Partners and Lone Cypress Holdings (“ADAS”), pursuant to which we engaged ADAS to provide Company with introduction to investors residing in geographies outside of United States of America, assist in negotiations with introduced parties, assist with closing with introduced parties, assist with getting certain capital back from certain individuals and any other services deemed appropriate. In consideration for the services ADAS will provide to us, we agreed to pay ADAS a total fee of $25,000. The engagement ended on June 22, 2023.

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

On November 14, 2023, the Company entered into an agreement with Loeb & Loeb LLP (“Loeb”), whereby Loeb agreed to accept a reduced amount of $300,000, of which $150,000 shall be deferred until the closing of the business combination in full and final satisfaction of all obligations owed to Loeb by the Company. The Company repaid $150,000 on May 9, 2024. As of September 30, 2026 and March 31, 2026, a total amount of $287,993 and $273,853 were outstanding and accrued, respectively.

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

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

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

As required by Rules 13a-(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer, who is also our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2026, due to the previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and stock-based compensation. We also previously had a material weakness in our internal control surrounding the review of accounts payable and accrued expenses to ensure expense recognition in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide Risk Factors in this Quarterly Report on Form 10-Q. However, in addition to the risk factors disclosed in our prospectus filed with the SEC on July 29, 2021, the Company had identified additional risk factors as disclosed in its Annual Report filed on Form 10-K for the fiscal year ended March 31, 2026. There has been no material change in the Risk Factors as disclosed in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Media Acquisition Corp.
Date: November 5, 2026
	By:	/s/ Yu-Fang Chiu
Yu-Fang Chiu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)